Form 10-Q
period 2013-03-31
Gulf South Pipeline Company, LP
filed 2013-04-29
CIK 1559289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 01-32665

GULF SOUTH PIPELINE COMPANY, LP
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

20-3265614
(I.R.S. Employer Identification No.)

9 Greenway Plaza, Suite 2800 Houston, Texas 77046 (866) 913-2122
(Address and Telephone Number of Registrant’s Principal Executive Office)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Gulf South Pipeline Company, LP meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2013

GULF SOUTH PIPELINE COMPANY, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$0.4	$0.1
Receivables:
Trade, net	34.4	38.0
Affiliates	5.8	5.9
Other	4.6	2.8
Gas receivables:
Transportation	6.5	6.5
Transportation - affiliates	1.5	0.7
Gas stored underground	0.3	0.3
Prepayments	4.6	6.1
Other current assets	5.1	1.3
Total current assets	63.2	61.7

Property, Plant and Equipment:
Natural gas transmission and other plant	3,287.0	3,266.6
Construction work in progress	58.6	72.4
Property, plant and equipment, gross	3,345.6	3,339.0
Less—accumulated depreciation and amortization	627.6	602.1
Property, plant and equipment, net	2,718.0	2,736.9

Other Assets:
Gas stored underground	9.2	9.1
Advances to affiliates	120.3	101.0
Other	8.8	9.9
Total other assets	138.3	120.0

Total Assets	$2,919.5	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNER'S CAPITAL	March 31, 2013	December 31, 2012
Current Liabilities:
Payables:
Trade	$15.4	$31.3
Affiliates	1.2	1.1
Other	3.7	2.7
Gas Payables:
Transportation	3.9	7.2
Transportation - affiliates	1.1	2.7
Storage	8.0	3.4
Accrued taxes, other	9.7	17.0
Accrued interest	8.0	12.8
Accrued payroll and employee benefits	9.2	11.1
Deferred income	9.6	16.5
Other current liabilities	15.3	12.9
Total current liabilities	85.1	118.7

Long–term debt	845.7	845.5

Other Liabilities and Deferred Credits:
Asset retirement obligation	14.4	13.8
Other	18.9	12.5
Total other liabilities and deferred credits	33.3	26.3

Commitments and Contingencies

Partner's Capital:
Partner's capital	1,962.3	1,934.5
Accumulated other comprehensive loss	(6.9)	(6.4)
Total partner's capital	1,955.4	1,928.1
Total Liabilities and Partner's Capital	$2,919.5	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating Revenues:
Gas transportation	$95.8	$104.5
Gas transportation - affiliates	18.6	18.4
Parking and lending	7.1	3.5
Gas storage	5.9	6.7
Other	1.3	2.0
Total operating revenues	128.7	135.1

Operating Costs and Expenses:
Fuel and gas transportation	15.3	12.8
Fuel and gas transportation - affiliates	3.2	3.4
Operation and maintenance	19.5	21.4
Administrative and general	14.1	15.7
Depreciation and amortization	27.6	26.4
Asset impairment	—	1.4
Net gain on sale of operating assets	—	(0.5)
Taxes other than income taxes	10.6	11.2
Total operating costs and expenses	90.3	91.8

Operating income	38.4	43.3

Other Deductions (Income):
Interest expense	11.0	11.4
Interest income – affiliates	(0.3)	(0.3)
Interest income	(0.1)	(0.1)
Total other deductions	10.6	11.0

Net Income	$27.8	$32.3

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$27.8	$32.3
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.6)	0.6
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	—
Total Comprehensive Income	$27.3	$32.9

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2013	2012
Net income	$27.8	$32.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27.6	26.4
Amortization of deferred costs	0.2	0.3
Asset impairment	—	1.4
Net gain on sale of operating assets	—	(0.5)
Changes in operating assets and liabilities:
Trade and other receivables	0.3	0.4
Other receivables, affiliates	0.1	7.3
Gas receivables and storage assets - affiliates	(0.8)	—
Other assets	(2.2)	(0.7)
Trade and other payables	(8.5)	1.0
Other payables, affiliates	0.1	(0.2)
Gas payables	7.8	(0.5)
Gas payables, affiliates	(1.6)	0.3
Accrued liabilities	(14.2)	(20.3)
Other liabilities	(4.2)	(4.1)
Net cash provided by operating activities	32.4	43.1
INVESTING ACTIVITIES:
Capital expenditures	(15.1)	(14.0)
Proceeds from sale of operating assets	0.9	1.2
Proceeds from insurance and other recoveries	1.4	0.4
Advances to affiliates	(19.3)	(30.6)
Net cash used in investing activities	(32.1)	(43.0)
Increase in cash and cash equivalents	0.3	0.1
Cash and cash equivalents at beginning of period	0.1	—
Cash and cash equivalents at end of period	$0.4	$0.1

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CHANGES IN
PARTNER'S CAPITAL
(Millions)
(Unaudited)

	Partner's Capital	Accumulated Other Comp Loss	Total Partner's Capital
Balance January 1, 2012	$1,855.0	$—	$1,855.0
Add (deduct):
Net income	32.3	—	32.3
Distributions paid	(30.6)	—	(30.6)
Other comprehensive loss	—	0.6	0.6
Balance March 31, 2012	$1,856.7	$0.6	$1,857.3

Balance January 1, 2013	$1,934.5	$(6.4)	$1,928.1
Add (deduct):
Net income	27.8	—	27.8
Other comprehensive loss	—	(0.5)	(0.5)
Balance March 31, 2013	$1,962.3	$(6.9)	$1,955.4

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Gulf South Pipeline Company, LP (Gulf South) is a wholly-owned subsidiary of Boardwalk Pipelines, LP (Boardwalk Pipelines), which is a wholly-owned subsidiary of Boardwalk Pipeline Partners, LP (Boardwalk Pipeline Partners). Boardwalk Pipeline Partners is a publicly-traded Delaware limited partnership formed in 2005. Loews Corporation (Loews) owns the general partner and the majority of the limited partnership interests of Boardwalk Pipeline Partners.

The accompanying unaudited condensed financial statements of Gulf South were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, and December 31, 2012, and the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and changes in cash flows and changes in partner's capital for the three months ended March 31, 2013 and 2012. Reference is made to the Notes to Financial Statements in the 2012 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed financial statements. The accounting policies described in Note 2 to the Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Certain amounts reported within Total operating costs and expenses in the Condensed Statements of Income for the 2012 period have been reclassified to conform to the current presentation. The effect of the reclassification increased Operating and maintenance expenses and decreased Net loss (gain) on sale of operating assets by $0.4 million for the three months ended March 31, 2012, with no impact on Total operating costs and expenses, Operating income or Net Income.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South provides storage services whereby it stores gas on behalf of customers and also periodically holds customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by Gulf South in providing these services, Gulf South does not record the related gas on its balance sheet. Gulf South held for storage or under PAL agreements approximately 57.5 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2013. Assuming an average market price during March 2013 of $3.76 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $216.2 million. As of December 31, 2012, Gulf South held for storage or under PAL agreements approximately 73.7 TBtu of gas owned by third parties.

Gulf South also periodically lends gas to customers under PAL services. As of March 31, 2013, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL services was approximately 2.5 TBtu. Assuming an average market price during March 2013 of $3.76 per MMBtu, the market value of that gas was approximately $9.4 million. As of December 31, 2012, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL agreements was approximately 1.8 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to Gulf South, it could have a material adverse effect on Gulf South's financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. Gulf South considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. Gulf South did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the three months ended March 31, 2013.

The table below identifies Gulf South's assets and liabilities that were recorded at fair value at March 31, 2013 (in millions):

		Fair Value Measurements at March 31, 2013
	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended March 31, 2013
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$3.7	$—	$3.7	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$4.4	$—	$4.4	$—

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended March 31, 2012
Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	—	—	—	—	(0.6)

Nonrecurring fair value measurements - Liabilities
Asset retirement obligation (1)	0.8	—	—	0.8	(0.8)

(1)
In 2012, Gulf South determined that it would retire a number of small-diameter pipeline assets and recorded an asset impairment charge of $1.4 million comprised of the carrying amount of the assets and amounts related to asset retirement obligations for the assets.

Derivatives

Gulf South uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $0.3 million of gas stored underground at March 31, 2013, and December 31, 2012, which Gulf South owns and carries on its balance sheet as current Gas stored underground. At March 31, 2013, approximately 1.1 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013. The derivatives qualify for cash flow hedge accounting and are designated as such. Gulf South's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

Gulf South had no outstanding cash flow hedges at December 31, 2012. The fair values of derivatives existing as of March 31, 2013, were included in the following captions in the Condensed Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$3.7	Other current assets	$—	Other current liabilities	$4.4	Other current liabilities	$—

Gulf South's Accumulated other comprehensive loss (AOCI) as of March 31, 2013 and December 31, 2012 was $6.9 million and $6.4 million and was all related to losses on cash flow hedges. Gulf South estimates that approximately $1.4 million of net losses reported in AOCI as of March 31, 2013, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended March 31, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.6)	Operating revenues	$—	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.1)	N/A	—
	$(0.6)		$(0.1)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended March 31, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.6	Operating revenues	$—	N/A	$—

Gulf South has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At March 31, 2013, Gulf South’s outstanding derivatives were with three counterparties and Gulf South had no requirements to post collateral with counterparties nor did Gulf South hold any collateral associated with its outstanding derivatives.

Nonfinancial Assets and Liabilities

Gulf South evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value disclosure amounts for financial instruments, which are consistent with those disclosed in the 2012 Annual Report on Form 10-K:

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

Long-Term Debt: The estimated fair value of Gulf South's publicly traded debt is based on quoted market prices at March 31, 2013, and December 31, 2012. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2013, and December 31, 2012.

The carrying amount and estimated fair values of Gulf South's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Balance Sheets as of March 31, 2013, and December 31, 2012, were as follows (in millions):

As of March 31, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$0.4	$—	$—	$0.4
Advances to affiliates	$120.3	$—	$120.3	$—	$120.3

Financial Liabilities
Long-term debt	$845.7	$—	$929.0	$—	$929.0

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$0.1	$—	$—	$0.1
Advances to affiliates	$101.0	$—	$101.0	$—	$101.0

Financial Liabilities
Long-term debt	$845.5	$—	$930.4	$—	$930.4

Note 4: Property, Plant and Equipment (PPE)

Carthage Compressor Station Incident

In 2013, Gulf South received $1.7 million in insurance proceeds as final payment for an insurance claim, the majority of which was recorded as a decrease to Operation and maintenance expense, related to a fire which occurred at one of Gulf South's compressor stations near Carthage, Texas.

Asset disposition
In the three months ended March 31, 2012, Gulf South transferred gathering and transmission pipeline with a net book value of $30.6 million to an affiliate. This transaction was accounted for as a non-cash distribution.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

Gulf South is party to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on Gulf South's financial condition, results of operations or cash flows.

Whistler Junction Matter

Gulf South and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in six lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490) and Joel G. Reed, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-2013-922265). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

Gulf South is subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2013, and December 31, 2012, Gulf South had an accrued liability of approximately $5.8 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of March 31, 2013, and December 31, 2012, approximately $1.4 million was recorded in Other current liabilities and approximately $4.4 million and $4.7 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

Gulf South’s pipelines are subject to the Clean Air Act, as amended (CAA), and the CAA Amendments of 1990, as amended (Amendments), which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). Gulf South does not operate any facilities in areas affected by non-attainment requirements for the current ozone standard (8-hour ozone standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where Gulf South operates, the cost of additions to PPE is expected to increase. Gulf South has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas were identified in April 2012, which did not include any of Gulf South's facilities. The 8-hour ozone standard is due for review by the EPA in 2013 with final rulemaking expected to be completed in 2014. Revisions to the regulation could lower the 8-hour ozone standard set in 2008 and include a compliance deadline between 2017 and 2031. Gulf South continues to monitor this regulation relative to potentially impacted facilities.

Gulf South is required to file annual reports with the EPA regarding greenhouse gas emissions from its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, Gulf South is required to conduct periodic and various facility surveys across its entire system to comply with the EPA’s greenhouse gas emission calculations and reporting regulations. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which Gulf South operates have adopted such laws. The federal rules and determinations regarding greenhouse gas emissions have not had, and are not expected to have, a material effect on Gulf South’s financial condition, results of operations or cash flows.

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

Commitments for Construction

Gulf South’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2013, were approximately $77.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to Gulf South’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to Gulf South’s 2012 Annual Report on Form 10-K.

Note 6:  Financing

Notes and Debentures

As of March 31, 2013, and December 31, 2012, Gulf South had notes and debentures outstanding of $850.0 million with a weighted-average interest rate of 5.33%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, Gulf South may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2013, Gulf South was in compliance with its debt covenants.

Revolving Credit Facility

There were no outstanding borrowings under Gulf South’s revolving credit facility as of March 31, 2013, and December 31, 2012. As of April, 29, 2013, Gulf South had an available borrowing capacity of $200.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require Boardwalk Pipelines and its subsidiaries, including Gulf South, to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. Boardwalk Pipelines and its subsidiaries, including Gulf South, were in compliance with all covenant requirements under the credit facility as of March 31, 2013.

Note 7:  Employee Benefits

Defined Contribution Plans

Gulf South's employees are provided retirement benefits under a defined contribution money purchase plan and 401(k) plan. Costs related to the defined contribution plans were $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012.

Note 8:  Related Party Transactions

Gulf South makes advances to or receives advances from Boardwalk Pipelines under a cash management program. At March 31, 2013 and December 31, 2012, advances due to Gulf South from Boardwalk Pipelines totaled $120.3 million and $101.0 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is compounded monthly based on LIBOR plus one percent and is adjusted quarterly.

Boardwalk Pipelines provides certain management and other services to Gulf South. Boardwalk Pipelines charged Gulf South $1.9 million and $4.4 million for the three months ended March 31, 2013 and 2012. These costs were based on actual costs incurred and allocated to Gulf South based on the modified Massachusetts formula, which utilizes three components as the basis for allocation: 1) the gross book value of property, plant and equipment; 2) operating revenues; and 3) payroll dollars. This allocation method has been consistently applied for all periods presented. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of the shared costs, it is not practicable to estimate what the costs would have been had Gulf South operated on a stand-alone basis.

In 2012, Gulf South transferred PPE with a carrying amount of $30.6 million, which transfer occurred by a non-cash distribution to Boardwalk Pipelines.

Amounts applicable to transportation and storage services with affiliates, including fuel costs, shown on Gulf South's Statements of Income are as follows (in millions):

	For the Three Months Ended March 31,
Affiliate:	2013	2012
Gulf Crossing:
Gas transportation revenue - affiliates	$17.9	$17.6
Texas Gas:
Gas transportation revenue - affiliates	0.7	0.8
Fuel and gas transportation expense - affiliates	3.1	3.4
Petal Gas Storage, LLC:
Fuel and gas transportation expense - affiliates	$0.1	$—

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31
	2013	2012
Cash paid during the period for:
Interest (net of amount capitalized)	$15.3	$22.2
Non-cash adjustments:
Distribution of assets	$—	$30.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Our transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline system, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. We also offer firm natural gas storage services where the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. We are not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported and stored on our pipeline system. Our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Statements of Income.

The majority of our transportation revenues are derived from capacity reservation charges under firm agreements, which typically have multi-year terms. Our customers' obligations to pay contractual reservation charges are not impacted by the volume of natural gas they actually transport. The majority of our storage revenues are derived from capacity reservation charges under firm storage agreements. Unlike our transportation contracts, firm storage agreements tend to be of a shorter term, primarily due to market alternatives and the needs of our customers.

Market Conditions

Key drivers that influence the rates and terms of our transportation contracts are the current and anticipated basis spreads - generally meaning the difference in the price of natural gas at receipt and delivery points on our natural gas pipeline systems - which influence how much customers are willing to pay to transport gas between those points.  Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. As new sources of natural gas have been identified and developed, including the Marcellus and the Utica Shales which are closer to the traditional high value markets served by interstate pipelines like us, and pipeline infrastructure has been developed to move the new sources of gas to market areas, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the new sources of supply and related pipeline infrastructure, basis spreads on our pipeline systems have narrowed significantly over the past several years, reducing the transportation rates we can typically negotiate with our customers on contracts due for renewal for our firm transportation services.

As of March 31, 2013, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 6.2 years. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates we have been able to obtain under firm and interruptible transportation agreements has declined and the amount of our capacity that we have been able to contract for under firm transportation agreements has also declined. The amount of our transportation capacity under agreements which will expire in 2013 is greater than in recent years. In light of the market conditions discussed above, we expect that transportation contracts we renew or enter into in 2013 will be at lower rates than our current contracts, and any remaining available capacity will be marketed and sold on a short-term firm or interruptible basis, which will also be at lower rates. We expect that these circumstances will negatively affect our transportation revenues, EBITDA and distributable cash flows in 2013.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, we believe that time period price spreads for 2013 may not be as favorable as they were in 2012. However, forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Our net income for the three months ended March 31, 2013, decreased $4.5 million, or 14%, to $27.8 million compared to $32.3 million for the three months ended March 31, 2012. The decrease in net income was primarily a result of lower firm transportation revenues.

Operating revenues for the three months ended March 31, 2013, decreased $6.4 million, or 5%, to $128.7 million, compared to $135.1 million for the three months ended March 31, 2012. The decrease was due to lower transportation revenues, excluding fuel, of $9.8 million primarily due to contract expirations and lower renewal rates. The decrease in revenues was partially offset by higher PAL revenues of $3.6 million due to improved market conditions at the time the transactions were entered into.

Operating costs and expenses for the three months ended March 31, 2013, decreased $1.5 million, or 2%, to $90.3 million, compared to $91.8 million for the three months ended March 31, 2012. The decrease resulted from lower administrative and general expenses of $1.6 million as a result of cost management activities, which favorably impacted outside services, corporate fees and labor, and insurance recoveries of $1.4 million related to a fire at our Carthage, Texas, compressor station, which resulted in a reduction of operation and maintenance expenses. These decreases were partially offset by $2.2 million of higher fuel costs primarily due to higher natural gas prices.

Total other deductions for the three months ended March 31, 2013 decreased by $0.4 million, or 4%, to $10.6 million compared to $11.0 million for the 2012 period, driven by a reduction in interest expense due to increased capitalized interest.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and advances from affiliates. We use funds from our operations to fund our operating activities and maintenance capital requirements, service our indebtedness and make advances or distributions to Boardwalk Pipelines. We participate in a cash management program with our affiliates to the extent we are permitted under Federal Energy Regulatory Commission (FERC) regulations. Under the cash management program, depending on whether we have short-term cash surpluses or cash requirements, Boardwalk Pipelines either provides cash to us or we provide cash to Boardwalk Pipelines. We also periodically make cash advances to Boardwalk Pipelines, LP (Boardwalk Pipelines) which are represented as demand notes. Advances are stated at historical carrying amounts. Interest income and expense are recognized on an accrual basis when collection is reasonably assured. The interest rate on intercompany demand notes is the London Interbank Offered Rate (or LIBOR) plus one percent and is adjusted every three months. We have no guarantees of debt or other similar commitments to unaffiliated parties. We anticipate that our existing capital resources, ability to obtain financing and cash flow generated from future operations will enable us to maintain our current level of operations and planned operations, including capital expenditures.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2013 and 2012 were $4.8 million and $14.0 million. Growth capital expenditures were $10.3 million for the three months ended March 31, 2013. There were no growth capital expenditures for the three months ended March 31, 2012. We expect our total capital expenditures to be approximately $127.5 million in 2013, including approximately $69.0 million for maintenance capital.

Revolving Credit Facility

As of March 31, 2013, we had no borrowings outstanding under our revolving credit facility, no letters of credit issued thereunder and had $200.0 million of available borrowing capacity under our revolving credit facility. As of March 31, 2013, we were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 6 in Item 1 of this report.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $10.7 million to $32.4 million for the three months ended March 31, 2013, compared to $43.1 million for the comparable 2012 period, primarily due to a $4.5 million decrease in net income and an increase in outstanding check payments.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $10.9 million to $32.1 million for the three months ended March 31, 2013, compared to $43.0 million for the comparable 2012 period. The decrease was primarily driven by a decrease in cash loaned to Boardwalk Pipelines under the cash management program.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2013, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$850.0	$—	$275.0	$275.0	$300.0
Interest on long-term debt	219.9	43.2	72.6	50.1	54.0
Capital commitments (2)	77.7	77.7	—	—	—
Total	$1,147.6	$120.9	$347.6	$325.1	$354.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2022. We currently do not have any borrowings outstanding under our revolving credit facility, which has a maturity date of April 27, 2017.

(2)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2013.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our condensed financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities in our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with third parties and other methods we consider reasonable. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

During 2013, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Report, as well as some statements in periodic press releases and some oral statements made by our officials during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result,” and similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us or our affiliates, are also forward-looking statements.

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

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and other changes in environmental legislations, the pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

•	the timing, cost, scope and financial performance of our recent, current and future growth projects;

•	volatility or disruptions in the capital or financial markets;

•
the impact of FERC rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the consummation of contemplated transactions and agreements;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part 1 Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibits

The following documents are included as exhibits to this report:

Exhibit Number	Description

3.1
Certificate of Limited Partnership of Gulf South Pipeline Company, LP (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-184428, filed on October 15, 2012).

3.2
Agreement of Limited Partnership of Gulf South Pipeline Company, LP, (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-184428, filed on October 15, 2012).

*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf South Pipeline Company, LP

By: GS Pipeline Company, LLC its general partner
April 29, 2013	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer