Form 10-Q
period 2013-06-30
Gulf South Pipeline Company, LP
filed 2013-07-30
CIK 1559289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2013

GULF SOUTH PIPELINE COMPANY, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$0.3	$0.1
Receivables:
Trade, net	23.7	38.0
Affiliates	5.6	5.9
Other	7.1	2.8
Gas receivables:
Transportation	3.0	6.5
Transportation - affiliates	5.2	0.7
Gas stored underground	0.3	0.3
Prepayments	7.6	6.1
Other current assets	4.8	1.3
Total current assets	57.6	61.7

Property, Plant and Equipment:
Natural gas transmission and other plant	3,285.8	3,266.6
Construction work in progress	76.6	72.4
Property, plant and equipment, gross	3,362.4	3,339.0
Less—accumulated depreciation and amortization	652.9	602.1
Property, plant and equipment, net	2,709.5	2,736.9

Other Assets:
Gas stored underground	0.8	9.1
Advances to affiliates	173.0	101.0
Other	8.6	9.9
Total other assets	182.4	120.0

Total Assets	$2,949.5	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNER'S CAPITAL	June 30, 2013	December 31, 2012
Current Liabilities:
Payables:
Trade	$11.6	$31.3
Affiliates	1.0	1.1
Other	2.2	2.7
Gas Payables:
Transportation	7.0	7.2
Transportation - affiliates	0.8	2.7
Storage	—	3.4
Accrued taxes, other	19.1	17.0
Accrued interest	12.8	12.8
Accrued payroll and employee benefits	8.5	11.1
Deferred income	3.8	16.5
Other current liabilities	15.2	12.9
Total current liabilities	82.0	118.7

Long–term debt	845.9	845.5

Other Liabilities and Deferred Credits:
Asset retirement obligation	14.6	13.8
Other	19.3	12.5
Total other liabilities and deferred credits	33.9	26.3

Commitments and Contingencies

Partner's Capital:
Partner's capital	1,993.4	1,934.5
Accumulated other comprehensive loss	(5.7)	(6.4)
Total partner's capital	1,987.7	1,928.1
Total Liabilities and Partner's Capital	$2,949.5	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Gas transportation	$83.6	$92.1	$179.4	$196.6
Gas transportation - affiliates	19.2	18.1	37.8	36.5
Parking and lending	6.4	6.1	13.5	9.6
Gas storage	3.9	6.0	9.8	12.7
Other	0.8	2.5	2.1	4.5
Total operating revenues	113.9	124.8	242.6	259.9

Operating Costs and Expenses:
Fuel and gas transportation	15.7	10.6	31.0	23.4
Fuel and gas transportation - affiliates	3.1	3.6	6.3	7.0
Operation and maintenance	18.8	22.4	38.3	43.8
Administrative and general	12.2	12.0	26.3	27.7
Depreciation and amortization	27.5	26.4	55.1	52.8
Asset impairment	1.1	2.9	1.1	4.3
Net gain on sale of operating assets	(16.0)	—	(16.0)	(0.5)
Taxes other than income taxes	10.2	9.9	20.8	21.1
Total operating costs and expenses	72.6	87.8	162.9	179.6

Operating income	41.3	37.0	79.7	80.3

Other Deductions (Income):
Interest expense	10.8	12.6	21.8	24.0
Interest income – affiliates	(0.4)	(0.5)	(0.7)	(0.8)
Interest income	(0.2)	(0.2)	(0.3)	(0.3)
Total other deductions	10.2	11.9	20.8	22.9

Net Income	$31.1	$25.1	$58.9	$57.4

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$31.1	$25.1	$58.9	$57.4
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	0.8	(7.2)	0.2	(6.6)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.4	(0.3)	0.5	(0.3)
Total Comprehensive Income	$32.3	$17.6	$59.6	$50.5

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2013	2012
Net income	$58.9	$57.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	55.1	52.8
Amortization of deferred costs	0.4	0.5
Asset impairment	1.1	4.3
Net gain on sale of operating assets	(16.0)	(0.5)
Changes in operating assets and liabilities:
Trade and other receivables	(8.3)	1.7
Gas receivables and storage assets	7.5	(1.3)
Other assets	12.5	(6.6)
Affiliates, net	(1.9)	10.2
Trade and other payables	(14.6)	(10.5)
Gas payables	2.3	0.6
Accrued liabilities	(0.6)	1.5
Other liabilities	(9.8)	6.8
Net cash provided by operating activities	86.6	116.9
INVESTING ACTIVITIES:
Capital expenditures	(36.6)	(24.9)
Proceeds from sale of operating assets	20.8	1.7
Proceeds from insurance and other recoveries	1.4	5.4
Advances to affiliates	(72.0)	(165.3)
Net cash used in investing activities	(86.4)	(183.1)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	296.5
Proceeds from borrowings on revolving-credit agreement	—	250.0
Repayment of borrowings on revolving-credit agreement	—	(478.5)
Net cash provided by financing activities	—	68.0
Increase in cash and cash equivalents	0.2	1.8
Cash and cash equivalents at beginning of period	0.1	—
Cash and cash equivalents at end of period	$0.3	$1.8

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CHANGES IN
PARTNER'S CAPITAL
(Millions)
(Unaudited)

	Partner's Capital	Accumulated Other Comp Loss	Total Partner's Capital
Balance January 1, 2012	$1,855.0	$—	$1,855.0
Add (deduct):
Net income	57.4	—	57.4
Distributions of assets	(30.6)	—	(30.6)
Other comprehensive loss	—	(6.9)	(6.9)
Balance June 30, 2012	$1,881.8	$(6.9)	$1,874.9

Balance January 1, 2013	$1,934.5	$(6.4)	$1,928.1
Add (deduct):
Net income	58.9	—	58.9
Other comprehensive loss	—	0.7	0.7
Balance June 30, 2013	$1,993.4	$(5.7)	$1,987.7

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

The accompanying unaudited condensed financial statements of Gulf South were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013, and December 31, 2012, and the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and changes in cash flows and changes in partner's capital for the six months ended June 30, 2013 and 2012. Reference is made to the Notes to Financial Statements in the 2012 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed financial statements. The accounting policies described in Note 2 to the Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Certain amounts reported within Total operating costs and expenses in the Condensed Statements of Income for the 2012 period have been reclassified to conform to the current presentation. The effect of the reclassification decreased Operating and maintenance expenses and increased Net gain on sale of operating assets by $0.6 million and $0.2 million for the three and six months ended June 30, 2012, with no impact on Total operating costs and expenses, Operating income or Net Income.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South provides storage services whereby it stores gas on behalf of customers and also periodically holds customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by Gulf South in providing these services, Gulf South does not record the related gas on its balance sheet. Gulf South held for storage or under PAL agreements approximately 61.4 trillion British thermal units (TBtu) of gas owned by third parties as of June 30, 2013. Assuming an average market price during June 2013 of $3.81 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $233.9 million. As of December 31, 2012, Gulf South held for storage or under PAL agreements approximately 73.7 TBtu of gas owned by third parties.

Gulf South also periodically lends gas to customers under PAL services. As of June 30, 2013, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL services was approximately 2.0 TBtu. Assuming an average market price during June 2013 of $3.81 per MMBtu, the market value of that gas was approximately $7.6 million. As of December 31, 2012, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL agreements was approximately 1.8 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to Gulf South, it could have a material adverse effect on Gulf South's financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. Gulf South considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. Gulf South did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the six months ended June 30, 2013.

The table below identifies Gulf South's assets and liabilities that were recorded at fair value at June 30, 2013 (in millions):

		Fair Value Measurements at June 30, 2013
	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended June 30, 2013	Total Gains (losses) for the six months ended June 30, 2013
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$3.9	$—	$3.9	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$3.5	$—	$3.5	$—

The table below identifies Gulf South's assets and liabilities that were recorded at fair value at December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended June 30, 2012	Total Gains (losses) for the six months ended June 30, 2012
Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(1.5)	$(2.1)

(1)
In 2012, Gulf South determined that it would retire a number of small-diameter pipeline assets with a carrying value of $2.1 million. As a result, an asset impairment charge of $2.9 million and $4.3 million was recorded for the three and six months ended June 30, 2012, of which $1.4 million and $2.2 million represent amounts related to the asset retirement obligations recorded in the three and six months ended June 30, 2012, for these assets.

Derivatives

Gulf South uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $0.3 million of gas stored underground at June 30, 2013, and December 31, 2012, which Gulf South owns and carries on its balance sheet as current Gas stored underground. At June 30, 2013, approximately 1.6 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013 and 2014. The derivatives qualify for cash flow hedge accounting and are designated as such. Gulf South's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

In the second quarter 2012, Gulf South entered into a Treasury rate lock for a notional amount of $300.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through June 30, 2012. The Treasury rate lock was designated as a cash flow hedge.  On June 8, 2012, Gulf South settled the rate lock concurrent with the issuance of 10-year notes described in Note 6 and paid the counterparty approximately $6.8 million. The loss was deferred as a component of Accumulated other comprehensive loss and will be amortized to interest expense over the 10-year term of the notes.

Gulf South had no outstanding cash flow hedges at December 31, 2012. The fair values of derivatives existing as of June 30, 2013, were included in the following captions in the Condensed Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$3.4	Other current assets	$—	Other current liabilities	$3.2	Other current liabilities	$—
	Other non-current assets	$0.5	Other non-current assets	—	Other non-current liabilities	0.3	Other non-current liabilities	—

Gulf South's Accumulated other comprehensive loss (AOCI) as of June 30, 2013, and December 31, 2012 was $5.7 million and $6.4 million and was all related to losses on cash flow hedges. Gulf South estimates that approximately $0.5 million of net losses reported in AOCI as of June 30, 2013, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended June 30, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.8	Operating revenues (2)	$(0.2)	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.2)	N/A	—
	$0.8		$(0.4)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.1 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended June 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.4)	Operating revenues (2)	$0.3	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	—	N/A	—
	$(7.2)		$0.3		$—

(1) Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million was recorded in Gas transportation revenues and $0.1 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the six months ended June 30, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.2	Operating revenues (2)	$(0.2)	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.3)	N/A	—
	$0.2		$(0.5)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.1 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the six months ended June 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.2	Operating revenues (2)	$0.3	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	—	N/A	—
	$(6.6)		$0.3		$—

(1) Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million was recorded in Gas transportation revenues and $0.1 million was recorded in Other revenues.

Gulf South has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At June 30, 2013, Gulf South’s outstanding derivatives were with three counterparties and Gulf South had no requirements to post collateral with counterparties nor did Gulf South hold any collateral associated with its outstanding derivatives. Net receivable positions with Gulf South's counterparties are $0.4 million as of June 30, 2013.

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

Long-Term Debt: The estimated fair value of Gulf South's publicly traded debt is based on quoted market prices at June 30, 2013, and December 31, 2012. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2013, and December 31, 2012.

The carrying amount and estimated fair values of Gulf South's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Balance Sheets as of June 30, 2013, and December 31, 2012, were as follows (in millions):

As of June 30, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$0.3	$—	$—	$0.3
Advances to affiliates	$173.0	$—	$173.0	$—	$173.0

Financial Liabilities
Long-term debt	$845.9	$—	$893.9	$—	$893.9

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$0.1	$—	$—	$0.1
Advances to affiliates	$101.0	$—	$101.0	$—	$101.0

Financial Liabilities
Long-term debt	$845.5	$—	$930.4	$—	$930.4

Note 4: Property, Plant and Equipment (PPE)

Gas Sales

In the second quarter 2013, Gulf South recognized a gain of $17.0 million from the sale of approximately 5.0 Bcf of natural gas stored underground with a carrying amount of $2.6 million that was sold as a result of a strategy to monetize storage base gas and provide capacity for additional storage and parks of customer gas under PAL service.

Carthage Compressor Station Incident

In the first quarter 2013, Gulf South received $1.7 million in insurance proceeds as final payment for an insurance claim, the majority of which was recorded as a decrease to Operation and maintenance expense, related to a fire which occurred at one of Gulf South's compressor stations near Carthage, Texas. In the second quarter 2012, Gulf South received $10.0 million in insurance proceeds as partial payment for the insurance claim and recognized a $1.2 million reduction in Operation and maintenance expense for the three and six months ended June 30, 2012.

Asset Impairments and Dispositions

Gulf South recognized $1.1 million of asset impairments for the three and six months ended June 30, 2013, and $2.9 million and $4.3 million of asset impairments for the three and six months ended June 30, 2012. The asset impairment recorded in 2013 resulted from an increase in an estimate of an existing ARO related to a retired asset. The asset impairment in 2012 related to the retirement of small diameter pipe and the associated ARO for these assets. Refer to Note 3 for further information.
In first quarter 2012, Gulf South transferred gathering and transmission pipeline with a net book value of $30.6 million to an affiliate. This transaction was accounted for as a non-cash distribution.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

Gulf South is party to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on Gulf South's financial condition, results of operations or cash flows.

Whistler Junction Matter

Gulf South and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in seven lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490), Joel G. Reed, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-2013-922265) and The Housing Authority of the City of Prichard, Alabama v. Mobile Gas Service Corp., et al. (Case No. CV-2013-901002). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

Gulf South is subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2013, and December 31, 2012, Gulf South had an accrued liability of approximately $5.5 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of June 30, 2013, and December 31, 2012, approximately $1.3 million and $1.4 million were recorded in Other current liabilities and approximately $4.2 million and $4.7 million were recorded in Other Liabilities and Deferred Credits.

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

Commitments for Construction

Gulf South’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2013, were approximately $76.9 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to Gulf South’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to Gulf South’s 2012 Annual Report on Form 10-K.

Note 6:  Financing

Notes and Debentures

As of June 30, 2013, and December 31, 2012, Gulf South had notes and debentures outstanding of $850.0 million with a weighted-average interest rate of 5.33%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, Gulf South may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At June 30, 2013, Gulf South was in compliance with its debt covenants.

Issuance of Notes

During the six months ended June 30, 2013 and 2012, Gulf South completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
June 2012	Gulf South	$300.0	$3.5	$296.5	(1)	4.00%	June 15, 2022	June 15 and December 15

(1) The net proceeds of this offering were used to reduce borrowings under the revolving credit facility.

Revolving Credit Facility

There were no outstanding borrowings under Gulf South’s revolving credit facility as of June 30, 2013, and December 31, 2012. As of July 30, 2013, Gulf South had an available borrowing capacity of $200.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require Boardwalk Pipelines and its subsidiaries, including Gulf South, to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. Boardwalk Pipelines and its subsidiaries, including Gulf South, were in compliance with all covenant requirements under the credit facility as of June 30, 2013.

Note 7:  Employee Benefits

Defined Contribution Plans

Gulf South's employees are provided retirement benefits under a defined contribution money purchase plan and 401(k) plan. Costs related to the defined contribution plans were $1.2 million for the three months ended June 30, 2013 and 2012. Costs related to the defined contribution plans were $2.4 million and $2.5 million for the six months ended June 30, 2013 and 2012.

Note 8:  Related Party Transactions

Gulf South makes advances to or receives advances from Boardwalk Pipelines under a cash management program. At June 30, 2013, and December 31, 2012, advances due to Gulf South from Boardwalk Pipelines totaled $173.0 million and $101.0 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is compounded monthly based on LIBOR plus one percent and is adjusted quarterly.

Boardwalk Pipelines provides certain management and other services to Gulf South. Boardwalk Pipelines charged Gulf South $1.8 million and $0.6 million for the three months ended June 30, 2013 and 2012. Boardwalk Pipelines charged Gulf South $3.8 million and $5.0 million for the six months ended June 30, 2013 and 2012. These costs were based on actual costs incurred and allocated to Gulf South based on the modified Massachusetts formula, which utilizes three components as the basis for allocation: 1) the gross book value of property, plant and equipment; 2) operating revenues; and 3) payroll dollars. This allocation method has been consistently applied for all periods presented. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of the shared costs, it is not practicable to estimate what the costs would have been had Gulf South operated on a stand-alone basis.

In 2012, Gulf South transferred PPE with a carrying amount of $30.6 million, which transfer occurred by a non-cash distribution to Boardwalk Pipelines.

Amounts applicable to transportation and storage services with affiliates, including fuel costs, shown on Gulf South's Statements of Income are as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Affiliate:	2013	2012	2013	2012
Gulf Crossing:
Gas transportation revenue - affiliates	$18.5	$17.4	$36.4	$35.1
Texas Gas:
Gas transportation revenue - affiliates	0.7	0.7	1.4	1.4
Fuel and gas transportation expense - affiliates	3.1	3.5	6.2	6.9
Petal Gas Storage, LLC:
Fuel and gas transportation expense - affiliates	$—	$0.1	$0.1	$0.1

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2013	2012
Cash paid during the period for:
Interest (net of amount capitalized)	$20.9	$29.5
Non-cash adjustments:
Distribution of assets	$—	$30.6

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

As of June 30, 2013, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 5.9 years. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates we have been able to obtain under long-term firm and interruptible transportation agreements has declined and the amount of our capacity that we have been able to contract for under long-term firm transportation agreements has also declined. The amount of our transportation capacity under agreements which will expire in 2013 is greater than in recent years. In light of the market conditions discussed above, transportation contracts we have renewed or entered into in 2013 have been at lower rates, and any remaining available capacity will be marketed and sold on a short-term firm or interruptible basis, which we will also expect to be at lower rates. These circumstances have negatively affected, and are expected to continue to negatively affect, our transportation revenues and EBITDA in 2013.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, time period price spreads for 2013 are not as favorable as they were in 2012. However, forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above. While our PAL revenues for the six months ended June 30, 2013, were higher as compared to the same period for 2012, the majority of the revenues recognized in 2013 were a result of PAL transactions entered into in the latter half of 2012 when time period price spreads were more favorable.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Our net income for the six months ended June 30, 2013, increased $1.5 million, or 3%, to $58.9 million compared to $57.4 million for the six months ended June 30, 2012, as a result of the factors discussed below.

Operating revenues for the six months ended June 30, 2013, decreased $17.3 million, or 7%, to $242.6 million, compared to $259.9 million for the six months ended June 30, 2012. The decrease was due to lower transportation revenues of $17.2 million primarily due to the market and contract renewal conditions discussed above, partially offset by increased PAL revenues of $3.9 million due to improved market conditions at the time the transactions were entered into.

Operating costs and expenses for the six months ended June 30, 2013, decreased $16.7 million, or 9%, to $162.9 million, compared to $179.6 million for the six months ended June 30, 2012. The 2013 period was favorably impacted by $17.0 million on the sale of storage base gas, which was sold as a result of a strategy to monetize base gas and provide capacity for additional storage and parks of customer gas under PAL services. Operation and maintenance expenses decreased by $5.5 million and administrative and general expenses decreased by $1.4 million, both as a result of cost management activities, which favorably impacted outside services, corporate fees and employee-related costs. In the 2012 period, impairment charges of $4.3 million were recognized related to the retirement of certain small diameter pipeline assets. These decreases were partially offset by $7.7 million of higher fuel costs primarily due to higher natural gas prices.

Total other deductions for the six months ended June 30, 2013 decreased by $2.1 million, or 9%, to $20.8 million compared to $22.9 million for the 2012 period, driven by a reduction in interest expense due to increased capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2013 and 2012 were $14.8 million and $24.8 million. Growth capital expenditures were $21.8 million for the six months ended June 30, 2013. There were no growth capital expenditures for the six months ended June 30, 2012. We expect our total capital expenditures to be approximately $127.5 million in 2013, including approximately $69.0 million for maintenance capital.

Revolving Credit Facility

As of June 30, 2013, we had no borrowings outstanding under our revolving credit facility, no letters of credit issued thereunder and had $200.0 million of available borrowing capacity under our revolving credit facility. As of June 30, 2013, we were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 6 in Item 1 of this report.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $30.3 million to $86.6 million for the six months ended June 30, 2013, compared to $116.9 million for the comparable 2012 period, primarily due to a decrease in net income after adjusting for non-cash items and timing of cash flows associated with our receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $96.7 million to $86.4 million for the six months ended June 30, 2013, compared to $183.1 million for the comparable 2012 period. The decrease was primarily driven by a decrease in cash loaned to Boardwalk Pipelines under the cash management program, partially offset by the proceeds received from the sale of storage base gas.

Changes in cash flow from financing activities

Net cash provided by financing activities decreased $68.0 million, or 100%, compared to the 2012 period due to a decrease in net borrowings of $68.0 million, which the 2012 period included the issuance of debt and repayments under the revolving credit facility.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of June 30, 2013, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$850.0	$—	$275.0	$275.0	$300.0
Interest on long-term debt	213.9	43.2	72.6	50.1	48.0
Capital commitments (2)	76.9	76.9	—	—	—
Total	$1,140.8	$120.1	$347.6	$325.1	$348.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2022. We currently do not have any borrowings outstanding under our revolving credit facility, which has a maturity date of April 27, 2017.

(2)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at June 30, 2013.

Off-Balance Sheet Arrangements

At June 30, 2013, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Gulf South Pipeline Company, LP

By: GS Pipeline Company, LLC its general partner
July 30, 2013	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer