Form 10-Q
period 2013-09-30
Gulf South Pipeline Company, LP
filed 2013-10-29
CIK 1559289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2013

GULF SOUTH PIPELINE COMPANY, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$0.3	$0.1
Receivables:
Trade, net	26.9	38.0
Affiliates	5.8	5.9
Other	11.7	2.8
Gas receivables:
Transportation	2.8	6.5
Transportation - affiliates	1.3	0.7
Gas stored underground	0.4	0.3
Prepayments	6.5	6.1
Other current assets	2.5	1.3
Total current assets	58.2	61.7

Property, Plant and Equipment:
Natural gas transmission and other plant	3,304.1	3,266.6
Construction work in progress	87.1	72.4
Property, plant and equipment, gross	3,391.2	3,339.0
Less—accumulated depreciation and amortization	680.2	602.1
Property, plant and equipment, net	2,711.0	2,736.9

Other Assets:
Gas stored underground	1.9	9.1
Advances to affiliates	193.7	101.0
Other	4.5	9.9
Total other assets	200.1	120.0

Total Assets	$2,969.3	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNER'S CAPITAL	September 30, 2013	December 31, 2012
Current Liabilities:
Payables:
Trade	$11.9	$31.3
Affiliates	1.1	1.1
Other	1.5	2.7
Gas Payables:
Transportation	5.1	7.2
Transportation - affiliates	2.1	2.7
Storage	—	3.4
Accrued taxes, other	29.4	17.0
Accrued interest	8.0	12.8
Accrued payroll and employee benefits	12.3	11.1
Deferred income	5.0	16.5
Other current liabilities	14.9	12.9
Total current liabilities	91.3	118.7

Long–term debt	846.1	845.5

Other Liabilities and Deferred Credits:
Asset retirement obligation	14.8	13.8
Other	14.8	12.5
Total other liabilities and deferred credits	29.6	26.3

Commitments and Contingencies

Partner's Capital:
Partner's capital	2,007.7	1,934.5
Accumulated other comprehensive loss	(5.4)	(6.4)
Total partner's capital	2,002.3	1,928.1
Total Liabilities and Partner's Capital	$2,969.3	$2,918.6

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Gas transportation	$80.8	$90.1	$260.2	$286.7
Gas transportation - affiliates	19.1	19.2	56.9	55.7
Parking and lending	3.7	7.3	17.2	16.9
Gas storage	3.9	5.8	13.7	18.5
Other	3.0	0.4	5.1	4.9
Total operating revenues	110.5	122.8	353.1	382.7

Operating Costs and Expenses:
Fuel and gas transportation	11.8	12.6	42.8	36.0
Fuel and gas transportation - affiliates	3.2	3.9	9.5	10.9
Operation and maintenance	21.0	20.9	59.3	64.7
Administrative and general	12.5	12.0	38.8	39.7
Depreciation and amortization	27.3	26.0	82.4	78.8
Asset impairment	—	1.1	1.1	5.4
Net (gain) loss on sale of operating assets	(0.6)	0.1	(16.6)	(0.4)
Taxes other than income taxes	11.0	10.5	31.8	31.6
Total operating costs and expenses	86.2	87.1	249.1	266.7

Operating income	24.3	35.7	104.0	116.0

Other Deductions (Income):
Interest expense	10.7	12.9	32.5	36.9
Interest income – affiliates	(0.6)	(0.6)	(1.3)	(1.4)
Interest income	(0.1)	(0.2)	(0.4)	(0.5)
Total other deductions	10.0	12.1	30.8	35.0

Net Income	$14.3	$23.6	$73.2	$81.0

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$14.3	$23.6	$73.2	$81.0
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	0.1	(0.2)	0.3	(6.8)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.2	0.2	0.7	(0.1)
Total Comprehensive Income	$14.6	$23.6	$74.2	$74.1

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2013	2012
Net income	$73.2	$81.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	82.4	78.8
Amortization of deferred costs	0.7	0.8
Asset impairment	1.1	5.4
Net gain on sale of operating assets	(16.6)	(0.4)
Changes in operating assets and liabilities:
Trade and other receivables	(1.0)	7.7
Gas receivables and storage assets	10.9	0.3
Other assets	(3.6)	(6.4)
Affiliates, net	(1.3)	8.2
Trade and other payables	(12.3)	(10.4)
Gas payables	(4.5)	2.6
Accrued liabilities	8.7	5.0
Other liabilities	(8.2)	10.0
Net cash provided by operating activities	129.5	182.6
INVESTING ACTIVITIES:
Capital expenditures	(63.1)	(38.2)
Proceeds from sale of operating assets	25.1	1.7
Proceeds from insurance and other recoveries	1.4	6.1
Advances to affiliates	(92.7)	6.5
Net cash used in investing activities	(129.3)	(23.9)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	296.5
Repayment of borrowings from long-term debt	—	(225.0)
Proceeds from borrowings on revolving-credit agreement	—	250.0
Repayment of borrowings on revolving-credit agreement	—	(478.5)
Net cash used in financing activities	—	(157.0)
Increase in cash and cash equivalents	0.2	1.7
Cash and cash equivalents at beginning of period	0.1	—
Cash and cash equivalents at end of period	$0.3	$1.7
The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CHANGES IN
PARTNER'S CAPITAL
(Millions)
(Unaudited)

	Partner's Capital	Accumulated Other Comp Loss	Total Partner's Capital
Balance January 1, 2012	$1,855.0	$—	$1,855.0
Add (deduct):
Net income	81.0	—	81.0
Distributions of assets	(30.6)	—	(30.6)
Other comprehensive loss	—	(6.9)	(6.9)
Balance September 30, 2012	$1,905.4	$(6.9)	$1,898.5

Balance January 1, 2013	$1,934.5	$(6.4)	$1,928.1
Add (deduct):
Net income	73.2	—	73.2
Other comprehensive loss	—	1.0	1.0
Balance September 30, 2013	$2,007.7	$(5.4)	$2,002.3

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

The accompanying unaudited condensed financial statements of Gulf South were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013, and December 31, 2012, and the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and changes in cash flows and changes in partner's capital for the nine months ended September 30, 2013 and 2012. Reference is made to the Notes to Financial Statements in the 2012 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed financial statements. The accounting policies described in Note 2 to the Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Certain amounts reported within Total operating costs and expenses in the Condensed Statements of Income for the 2012 period have been reclassified to conform to the current presentation. The effect of the reclassification increased Operating and maintenance expenses and decreased Net gain on sale of operating assets by $0.7 million and $0.5 million for the three and nine months ended September 30, 2012, with no impact on Total operating costs and expenses, Operating income or Net Income. Additionally, interest expense had been reported net of interest income in the 2012 reporting period. In order to conform to the current presentation, $0.2 million and $0.5 million of interest income for the three and nine months ended September 30, 2012, have been reclassified from interest expense to interest income.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South provides storage services whereby it stores gas on behalf of customers and also periodically holds customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by Gulf South in providing these services, Gulf South does not record the related gas on its balance sheet. Gulf South held for storage or under PAL agreements approximately 72.3 trillion British thermal units (TBtu) of gas owned by third parties as of September 30, 2013. Assuming an average market price during September 2013 of $3.55 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $256.7 million. As of December 31, 2012, Gulf South held for storage or under PAL agreements approximately 73.7 TBtu of gas owned by third parties.

Gulf South also periodically lends gas to customers under PAL services. As of September 30, 2013, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL services was approximately 1.2 TBtu. Assuming an average market price during September 2013 of $3.55 per MMBtu, the market value of that gas was approximately $4.2 million. As of December 31, 2012, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL agreements was approximately 1.8 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to Gulf South, it could have a material adverse effect on Gulf South's financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. Gulf South considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. Gulf South did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the nine months ended September 30, 2013.

The table below identifies Gulf South's assets and liabilities that were recorded at fair value at September 30, 2013 (in millions):

		Fair Value Measurements at September 30, 2013
	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended September 30, 2013	Total Gains (losses) for the nine months ended September 30, 2013
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$1.4	$—	$1.4	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.9	$—	$0.9	$—

The table below identifies Gulf South's assets that were recorded at fair value at December 31, 2012. There were no liabilities recorded at fair value at December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended September 30, 2012	Total Gains (losses) for the nine months ended September 30, 2012
Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(1.1)	$(3.2)

(1)
In 2012, Gulf South determined that it would retire a number of small-diameter pipeline assets with a carrying value of $2.1 million. As a result, an asset impairment charge of $4.3 million was recorded for the nine months ended September 30, 2012, of which $2.2 million represent amounts related to the asset retirement obligations for these assets. Additionally, in the third quarter 2012, the Partnership determined that it would retire a turbine associated with one of its compressor stations, which had a carrying amount of $1.1 million. As a result, an asset impairment charge of $1.1 million was recorded for the three and nine months ended September 30, 2012.

Derivatives

Gulf South uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. At September 30, 2013, approximately 1.1 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013 and 2014. The derivatives qualify for cash flow hedge accounting and are designated as such. Gulf South's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

In May 2012, Gulf South entered into a Treasury rate lock for a notional amount of $300.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through June 30, 2012. The Treasury rate lock was designated as a cash flow hedge. In June 2012, Gulf South settled the rate lock concurrent with the issuance of 10-year notes described in Note 6 and paid the counterparty approximately $6.8 million. The loss was deferred as a component of Accumulated other comprehensive loss and will be amortized to interest expense over the 10-year term of the notes.

Gulf South had no outstanding cash flow hedges at December 31, 2012. The fair values of derivatives existing as of September 30, 2013, were included in the following captions in the Condensed Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$1.1	Other current assets	$—	Other current liabilities	$0.7	Other current liabilities	$—
	Other non-current assets	0.3	Other non-current assets	—	Other non-current liabilities	0.2	Other non-current liabilities	—

Gulf South's Accumulated other comprehensive loss (AOCI) as of September 30, 2013, and December 31, 2012 was $5.4 million and $6.4 million and was all related to losses on cash flow hedges. Gulf South estimates that approximately $0.3 million of net losses reported in AOCI as of September 30, 2013, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended September 30, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.1	Operating revenues	$—	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.2)	N/A	—
	$0.1		$(0.2)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the three months ended September 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.2)	Operating revenues	$—	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.2)	N/A	—
	$(0.2)		$(0.2)		$—

(1) Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the nine months ended September 30, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.3	Operating revenues (2)	$(0.3)	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.4)	N/A	—
	$0.3		$(0.7)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.2 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in AOCI and reclassified into earnings in the Condensed Statements of Income for the nine months ended September 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$—	Operating revenues (2)	$0.3	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	(0.2)	N/A	—
	$(6.8)		$0.1		$—

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

Gulf South has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At September 30, 2013, Gulf South’s outstanding derivatives were with three counterparties and Gulf South had no requirements to post collateral with counterparties nor did Gulf South hold any collateral associated with its outstanding derivatives. Net receivable positions with Gulf South's counterparties are $0.5 million as of September 30, 2013.

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

Long-Term Debt: The estimated fair value of Gulf South's publicly traded debt is based on quoted market prices at September 30, 2013, and December 31, 2012. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2013, and December 31, 2012.

The carrying amount and estimated fair values of Gulf South's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Balance Sheets as of September 30, 2013, and December 31, 2012, were as follows (in millions):

As of September 30, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$0.3	$—	$—	$0.3
Advances to affiliates	$193.7	$—	$193.7	$—	$193.7

Financial Liabilities
Long-term debt	$846.1	$—	$894.2	$—	$894.2

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$0.1	$—	$—	$0.1
Advances to affiliates	$101.0	$—	$101.0	$—	$101.0

Financial Liabilities
Long-term debt	$845.5	$—	$930.4	$—	$930.4

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

Carthage Compressor Station Incident

In the first quarter 2013, Gulf South received $1.7 million in insurance proceeds as final payment for an insurance claim, the majority of which was recorded as a decrease to Operation and maintenance expense, related to a fire which occurred at a compressor station near Carthage, Texas. In the second quarter 2012, Gulf South received $10.0 million in insurance proceeds as partial payment for the insurance claim and recognized a $1.2 million reduction in Operation and maintenance expense for the nine months ended September 30, 2012.

Asset Impairments and Dispositions

Gulf South recognized $1.1 million of asset impairments for the nine months ended September 30, 2013, and $1.1 million and $5.4 million of asset impairments for the three and nine months ended September 30, 2012. The asset impairment recorded in 2013 resulted from an increase in an estimate of an existing ARO related to a retired asset. The asset impairment in 2012 was related to the retirement of small diameter pipe and the associated ARO for those assets. Refer to Note 3 for further information.
In first quarter 2012, Gulf South transferred gathering and transmission pipeline with a carrying amount of $30.6 million to an affiliate. This transaction was accounted for as a non-cash distribution.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

Gulf South is party to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on Gulf South's financial condition, results of operations or cash flows.

Whistler Junction Matter

Gulf South and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in nine lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490), Joel G. Reed, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-2013-922265), The Housing Authority of the City of Prichard, Alabama v. Mobile Gas Service Corp., et al. (Case No. CV-2013-901002), Robert Evans, et al. v. MGSC, et al. (Case No. CV-2013-902627), and Devin Nobles, et al. v. MGSC, et al. (Case No. CV-2013-902786). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

Southeast Louisiana Flood Protection Litigation
                Gulf South and Boardwalk Pipeline Partners, along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the United States District Court for the Eastern District of New Orleans. The plaintiff has moved for remand back to state court, which motion is being briefed, and thus pending. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract, and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization, and ridge restoration.
The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

Gulf South is subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2013, and December 31, 2012, Gulf South had an accrued liability of approximately $5.4 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of September 30, 2013, and December 31, 2012, approximately $1.3 million and $1.4 million were recorded in Other current liabilities and approximately $4.1 million and $4.7 million were recorded in Other Liabilities and Deferred Credits.

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

In 2010, the EPA adopted regulations requiring further emission controls for air toxics, specifically formaldehyde, from certain compression engines utilizing MACT. Gulf South installed certain emission controls on its compression engines in order to comply with EPA adopted regulations, which did not have a material effect on the Partnership's financial condition, results of operations or cash flows.

Commitments for Construction

Gulf South’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2013, were approximately $74.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to Gulf South’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to Gulf South’s 2012 Annual Report on Form 10-K.

Note 6:  Financing

Notes and Debentures

As of September 30, 2013, and December 31, 2012, Gulf South had notes and debentures outstanding of $850.0 million with a weighted-average interest rate of 5.33%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, Gulf South may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2013, Gulf South was in compliance with its debt covenants.

Issuance of Notes

During the nine months ended September 30, 2012, Gulf South completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
June 2012	Gulf South	$300.0	$3.5	$296.5	(1)	4.00%	June 15, 2022	June 15 and December 15

(1) The net proceeds of this offering were used to reduce borrowings under the revolving credit facility.

Redemption/Retirement of Notes

In August 2012, $225.0 million aggregate principal amount of 5.75% notes due 2012 at Gulf South matured and were retired in full. The retirement of this debt was financed through borrowings under the revolving credit facility.

Revolving Credit Facility

There were no outstanding borrowings under Gulf South’s revolving credit facility as of September 30, 2013, and December 31, 2012. As of October 29, 2013, Gulf South had an available borrowing capacity of $200.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require Boardwalk Pipelines and its subsidiaries, including Gulf South, to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. Boardwalk Pipelines and its subsidiaries, including Gulf South, were in compliance with all covenant requirements under the credit facility as of September 30, 2013.

Note 7:  Employee Benefits

Defined Contribution Plans

Gulf South's employees are provided retirement benefits under a defined contribution money purchase plan and 401(k) plan. Costs related to the defined contribution plans were $1.2 million and $1.1 million for the three months ended September 30,

2013 and 2012. Costs related to the defined contribution plans were $3.6 million for the nine months ended September 30, 2013 and 2012.

Note 8:  Related Party Transactions

Gulf South makes advances to or receives advances from Boardwalk Pipelines under a cash management program. At September 30, 2013, and December 31, 2012, advances due to Gulf South from Boardwalk Pipelines totaled $193.7 million and $101.0 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is compounded monthly based on LIBOR plus one percent and is adjusted quarterly.

Boardwalk Pipelines provides certain management and other services to Gulf South. Boardwalk Pipelines charged Gulf South $1.7 million and $0.6 million for the three months ended September 30, 2013 and 2012. Boardwalk Pipelines charged Gulf South $5.5 million and $5.6 million for the nine months ended September 30, 2013 and 2012. These costs were based on actual costs incurred and allocated to Gulf South based on the modified Massachusetts formula, which utilizes three components as the basis for allocation: 1) the gross book value of property, plant and equipment; 2) operating revenues; and 3) payroll dollars. This allocation method has been consistently applied for all periods presented. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of the shared costs, it is not practicable to estimate what the costs would have been had Gulf South operated on a stand-alone basis.

In 2012, Gulf South transferred PPE with a carrying amount of $30.6 million, which transfer occurred by a non-cash distribution to Boardwalk Pipelines.

Amounts applicable to transportation and storage services with affiliates, including fuel costs, shown on Gulf South's Statements of Income are as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Affiliate:	2013	2012	2013	2012
Gulf Crossing:
Gas transportation revenue - affiliates	$18.3	$18.5	$54.7	$53.6
Texas Gas:
Gas transportation revenue - affiliates	0.7	0.7	2.1	2.1
Fuel and gas transportation expense - affiliates	3.2	3.1	9.4	10.0
Petal Gas Storage, LLC:
Parking and lending - affiliates	$0.1	$—	$0.1	$—
Fuel and gas transportation expense - affiliates	$—	$0.8	$0.1	$0.9

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2013	2012
Cash paid during the period for:
Interest (net of amount capitalized)	$35.9	$51.3
Non-cash adjustments:
Distribution of assets	$—	$30.6

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

Market Conditions

We provide natural gas transportation services to customers that are directly connected to our pipeline system and, through interconnects with third-party pipelines to customers that are not directly connected to our system. Transportation rates that we can charge customers we serve through interconnects with third-party pipelines are heavily influenced by current and anticipated basis differentials. Basis differentials, generally the difference in the price of natural gas at receipt and delivery points across the natural gas pipeline system, influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. As new sources of natural gas have been identified and developed, including the Marcellus and the Utica Shales which are closer to the traditional high value markets served by interstate pipelines like us, and pipeline infrastructure has been developed to move the new sources of gas to market areas, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the new sources of supply and related pipeline infrastructure, basis differentials on our pipeline systems have narrowed significantly in recent years, reducing the transportation rates we can typically negotiate with our customers on contracts due for renewal for our firm transportation services.

A substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 5.6 years as of September 30, 2013. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates we have been able to obtain under long-term firm and interruptible transportation agreements has declined and the amount of our capacity that we have been able to contract for under long-term firm transportation agreements has also declined. The amount of our transportation capacity under agreements which expired in 2013 is greater than in recent years. In light of the market conditions discussed above, transportation contracts we have renewed or entered into in 2013 and in recent years have been at lower rates, and any remaining available capacity generally has been marketed and sold at lower rates under short-term firm or interruptible contracts, or in some cases not sold at all. As a result, capacity reservation charges under firm transportation agreements for the nine months ended September 30, 2013, were lower by $24.0 million than they were for the comparable 2012 period. We expect this trend to continue in 2014 while we attempt to renew or replace expiring transportation agreements, although the revenues associated with contracts set to expire in 2014 are significantly less than in 2013. The cumulative effect of these circumstances have negatively affected, and are expected to continue to negatively affect, our transportation revenues and EBITDA in 2013 and 2014.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, time period price spreads for 2013 are not as favorable as they were in 2012 and that trend is expected to continue in 2014. However, forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Our net income for the nine months ended September 30, 2013, decreased $7.8 million, or 10%, to $73.2 million compared to $81.0 million for the nine months ended September 30, 2012, as a result of the factors discussed below.

Operating revenues for the nine months ended September 30, 2013, decreased $29.6 million, or 8%, to $353.1 million, compared to $382.7 million for the nine months ended September 30, 2012. The decrease was due to lower transportation revenues, excluding fuel, of $29.9 million primarily resulting from lower firm and interruptible revenues due to the market and contract renewal conditions discussed above, and reduced utilization.

Operating costs and expenses for the nine months ended September 30, 2013, decreased $17.6 million, or 7%, to $249.1 million, compared to $266.7 million for the nine months ended September 30, 2012. The 2013 period was favorably impacted by $17.0 million on the sale of storage base gas, which was sold as a result of a strategy to monetize base gas and provide capacity for additional storage and parks of customer gas under PAL services. Operation and maintenance expenses decreased by $5.4 million as a result of cost management activities, which favorably impacted outside services, corporate fees and employee-related costs. The 2012 period was unfavorably impacted by impairment charges of $4.3 million related to the retirement of certain small diameter pipeline assets. The decreases were partially offset by $7.4 million of higher fuel costs primarily due to higher natural gas prices and an increase in depreciation expense of $3.6 million due to the change in the estimated useful lives of certain pipeline assets.

Total other deductions for the nine months ended September 30, 2013 decreased by $4.2 million, or 12%, to $30.8 million compared to $35.0 million for the 2012 period, driven by a reduction in interest expense due to lower weighted-average borrowing rates and increased capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2013 and 2012 were $21.4 million and $38.2 million. Growth capital expenditures were $41.7 million for the nine months ended September 30, 2013. There were no growth capital expenditures for the nine months ended September 30, 2012. We expect our total capital expenditures to be approximately $127.5 million in 2013, including approximately $69.0 million for maintenance capital.

Revolving Credit Facility

As of September 30, 2013, we had no borrowings outstanding under our revolving credit facility, no letters of credit issued thereunder and had $200.0 million of available borrowing capacity under our revolving credit facility. As of September 30,

2013, we were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 6 in Item 1 of this report.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $53.1 million to $129.5 million for the nine months ended September 30, 2013, compared to $182.6 million for the comparable 2012 period, primarily due to a decrease in net income after adjusting for non-cash items and timing of cash flows associated with our receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $105.4 million to $129.3 million for the nine months ended September 30, 2013, compared to $23.9 million for the comparable 2012 period. The increase was primarily driven by an increase in cash loaned to Boardwalk Pipelines under the cash management program and an increase in capital expenditures, partially offset by the proceeds received from the sale of storage base gas.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $157.0 million, or 100%, compared to the 2012 period, because net debt repayments of $157.0 million were made in the 2012 period.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of September 30, 2013, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$850.0	$—	$275.0	$275.0	$300.0
Interest on long-term debt	198.2	43.2	65.6	41.4	48.0
Capital commitments (2)	74.7	74.7	—	—	—
Total	$1,122.9	$117.9	$340.6	$316.4	$348.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2022. We currently do not have any borrowings outstanding under our revolving credit facility, which has a maturity date of April 27, 2017.

(2)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2013.

Off-Balance Sheet Arrangements

At September 30, 2013, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Gulf South Pipeline Company, LP

By: GS Pipeline Company, LLC its general partner
October 29, 2013	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer