Form 10-Q
period 2014-03-31
Gulf South Pipeline Company, LP
filed 2014-04-29
CIK 1559289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2014

GULF SOUTH PIPELINE COMPANY, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash	$3.4	$1.1
Receivables:
Trade, net	31.9	29.5
Affiliates	7.2	8.9
Other	3.4	7.0
Gas receivables:
Transportation	3.8	4.2
Transportation - affiliates	2.2	2.0
Advances to affiliates	189.5	192.6
Gas stored underground	0.3	0.3
Prepayments	3.3	4.6
Other current assets	1.6	2.0
Total current assets	246.6	252.2

Property, Plant and Equipment:
Natural gas transmission and other plant	3,360.2	3,342.5
Construction work in progress	132.7	109.6
Property, plant and equipment, gross	3,492.9	3,452.1
Less—accumulated depreciation and amortization	734.2	707.1
Property, plant and equipment, net	2,758.7	2,745.0

Other Assets:
Gas stored underground	2.0	2.3
Other	5.3	5.5
Total other assets	7.3	7.8

Total Assets	$3,012.6	$3,005.0

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNER'S CAPITAL	March 31, 2014	December 31, 2013
Current Liabilities:
Payables:
Trade	$20.8	$26.4
Affiliates	1.3	2.5
Other	1.5	1.3
Gas Payables:
Transportation	7.4	5.5
Transportation - affiliates	0.1	6.8
Accrued taxes, other	11.7	19.3
Accrued interest	8.0	12.8
Accrued payroll and employee benefits	7.0	14.5
Deferred income	10.4	7.6
Other current liabilities	11.2	14.0
Total current liabilities	79.4	110.7

Long–term debt	846.5	846.3

Other Liabilities and Deferred Credits:
Asset retirement obligation	16.8	17.8
Other	22.6	13.0
Total other liabilities and deferred credits	39.4	30.8

Commitments and Contingencies

Partner's Capital:
Partner's capital	2,052.9	2,022.7
Accumulated other comprehensive loss	(5.6)	(5.5)
Total partner's capital	2,047.3	2,017.2
Total Liabilities and Partner's Capital	$3,012.6	$3,005.0

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating Revenues:
Gas transportation	$99.5	$95.8
Gas transportation - affiliates	19.8	18.6
Parking and lending	5.5	7.1
Gas storage	4.1	5.9
Other	2.7	1.3
Total operating revenues	131.6	128.7

Operating Costs and Expenses:
Fuel and gas transportation	22.0	15.3
Fuel and gas transportation - affiliates	3.0	3.2
Operation and maintenance	17.1	19.5
Administrative and general	11.8	14.1
Depreciation and amortization	27.2	27.6
Taxes other than income taxes	10.9	10.6
Total operating costs and expenses	92.0	90.3

Operating income	39.6	38.4

Other Deductions (Income):
Interest expense	10.0	11.0
Interest income - affiliates	(0.5)	(0.3)
Interest income	(0.1)	(0.1)
Total other deductions	9.4	10.6

Net Income	$30.2	$27.8

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$30.2	$27.8
Other comprehensive income (loss):
Loss on cash flow hedges	(0.4)	(0.6)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.3	0.1
Total Comprehensive Income	$30.1	$27.3

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2014	2013
Net income	$30.2	$27.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27.2	27.6
Amortization of deferred costs	0.2	0.2
Changes in operating assets and liabilities:
Trade and other receivables	1.3	0.3
Gas receivables and storage assets	0.6	—
Other assets	1.9	(2.2)
Affiliates, net	(6.5)	(2.2)
Trade and other payables	(3.5)	(8.5)
Gas payables	11.7	7.8
Accrued liabilities	(19.6)	(14.2)
Other liabilities	(1.6)	(4.2)
Net cash provided by operating activities	41.9	32.4
INVESTING ACTIVITIES:
Capital expenditures	(42.8)	(15.1)
Proceeds from sale of operating assets	0.1	0.9
Proceeds from insurance and other recoveries	—	1.4
Advances to affiliates	3.1	(19.3)
Net cash used in investing activities	(39.6)	(32.1)
Increase in cash	2.3	0.3
Cash at beginning of period	1.1	0.1
Cash at end of period	$3.4	$0.4

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL
(Millions)
(Unaudited)

	Partner's Capital	Accumulated Other Comp Loss	Total Partner's Capital
Balance January 1, 2013	$1,934.5	$(6.4)	$1,928.1
Add (deduct):
Net income	27.8	—	27.8
Other comprehensive loss	—	(0.5)	(0.5)
Balance March 31, 2013	$1,962.3	$(6.9)	$1,955.4

Balance January 1, 2014	$2,022.7	$(5.5)	$2,017.2
Add (deduct):
Net income	30.2	—	30.2
Other comprehensive loss	—	(0.1)	(0.1)
Balance March 31, 2014	$2,052.9	$(5.6)	$2,047.3

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

The accompanying unaudited condensed financial statements of Gulf South were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014, and December 31, 2013, and the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and changes in cash flows and changes in partner's capital for the three months ended March 31, 2014 and 2013. Reference is made to the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report), which should be read in conjunction with these unaudited condensed financial statements. The accounting policies described in Note 2 to the Financial Statements included in the 2013 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South provides storage services whereby it stores gas on behalf of customers and also periodically holds customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by Gulf South in providing these services, Gulf South does not record the related gas on its balance sheet.

Gulf South also periodically lends gas to customers under PAL services. As of March 31, 2014, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL services was approximately 10.3 trillion British thermal units (TBtu). Assuming an average market price during March 2014 of $4.70 per MMBtu, the market value of that gas was approximately $48.4 million. As of December 31, 2013, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL agreements was approximately 2.9 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to Gulf South, it could have a material adverse effect on Gulf South's financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Gulf South's assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were related to its derivatives. There were no assets or liabilities recorded at fair value on a non-recurring basis at March 31, 2014.

Derivatives

Gulf South uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. At March 31, 2014, approximately 0.6 billion cubic feet (Bcf) of cash for fuel reimbursement were hedged with derivatives having settlement dates in 2014. The derivatives qualify for cash flow hedge accounting and are generally designated as such. Gulf South's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. At March 31, 2014 and December 31, 2013, Gulf South had less than $0.1 million and $0.5 million recorded in Other Current Assets and less than $0.1 million and $0.3 million recorded in Other Current Liabilities related to its derivatives designated as cash flow hedges. In addition, Gulf South had $0.2 million of derivatives recorded in Other Current Assets and Other Current Liabilities that were not designated as cash flow hedges at March 31, 2014.

Gulf South's Accumulated other comprehensive loss (AOCI) as of March 31, 2014, and December 31, 2013 was $5.6 million and $5.5 million and was all related to losses on cash flow hedges. Gulf South estimates that approximately $0.7 million of net losses reported in AOCI as of March 31, 2014, are expected to be reclassified into earnings within the next twelve months and primarily relates to previously settled Treasury rate locks that are being amortized to earnings over the terms of the related interest payments generally the terms of the related debt.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2013 Annual Report on Form 10-K:

Cash: For cash, the carrying amount is a reasonable estimate of fair value.
Advances to Affiliates: Advances to affiliates, which are represented by demand notes, earn a variable rate of interest, which is adjusted regularly to reflect current market conditions. Therefore, the carrying amount is a reasonable estimate of fair value. The interest rate on intercompany demand notes is LIBOR plus one percent and is adjusted every three months.

Long-Term Debt: The estimated fair value of Gulf South's publicly traded debt is based on quoted market prices at March 31, 2014, and December 31, 2013. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2014, and December 31, 2013.

The carrying amount and estimated fair values of Gulf South's financial assets and liabilities which are not recorded at fair value on the Condensed Balance Sheets as of March 31, 2014, and December 31, 2013, were as follows (in millions):

As of March 31, 2014		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash	$3.4	$3.4	$—	$—	$3.4
Advances to affiliates	$189.5	$—	$189.5	$—	$189.5

Financial Liabilities
Long-term debt	$846.5	$—	$886.0	$—	$886.0

As of December 31, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash	$1.1	$1.1	$—	$—	$1.1
Advances to affiliates	$192.6	$—	$192.6	$—	$192.6

Financial Liabilities
Long-term debt	$846.3	$—	$889.7	$—	$889.7

Note 4: Commitments and Contingencies

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

Environmental and Safety Matters

Gulf South is subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2014, and December 31, 2013, Gulf South had an accrued liability of approximately $5.2 million and $5.3 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next eight years. As of March 31, 2014, and December 31, 2013, approximately $1.2 million was recorded in Other current liabilities and approximately $4.0 million and $4.1 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

Gulf South’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2014, were approximately $48.6 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to Gulf South’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to Gulf South’s 2013 Annual Report on Form 10-K.

Note 5:  Financing

Notes

As of March 31, 2014, and December 31, 2013, Gulf South had notes outstanding of $850.0 million with a weighted-average interest rate of 5.33%, including $275.0 million of notes which mature on February 1, 2015. The notes which mature in 2015 were included in long-term debt on Gulf South’s balance sheet because Gulf South expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes have restrictive covenants which provide that, with certain exceptions, Gulf South may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2014, Gulf South was in compliance with its debt covenants.

Revolving Credit Facility

Boardwalk Pipelines has a revolving credit facility which has aggregate lending commitments of $1.0 billion, and for which Gulf South is a borrower subject to a sub-limit of $200.0 million. Gulf South’s sub-limit can be changed at Gulf South’s option as long as the aggregate lending commitments under the facility do not exceed $1.0 billion. There were no outstanding borrowings under Gulf South’s revolving credit facility as of March 31, 2014, and December 31, 2013. As of April 29, 2014, Gulf South had an available borrowing capacity of $200.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require Boardwalk Pipelines and its subsidiaries, including Gulf South, to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. Boardwalk Pipelines and its subsidiaries, including Gulf South, were in compliance with all covenant requirements under the credit facility as of March 31, 2014.

Note 6:  Employee Benefits

Defined Contribution Plans

Gulf South's employees are provided retirement benefits under a defined contribution money purchase plan and 401(k) plan. Costs related to the defined contribution plans were $1.2 million for the three months ended March 31, 2014 and 2013.

Note 7:  Related Party Transactions

Gulf South makes advances to or receives advances from Boardwalk Pipelines under a cash management program. At March 31, 2014, and December 31, 2013, advances due to Gulf South from Boardwalk Pipelines totaled $189.5 million and $192.6 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is compounded monthly based on LIBOR plus one percent and is adjusted quarterly.

Boardwalk Pipelines provides certain management and other services to Gulf South. Boardwalk Pipelines charged Gulf South $2.1 million and $1.9 million for the three months ended March 31, 2014 and 2013. These costs were based on actual costs incurred and allocated to Gulf South based on the modified Massachusetts formula, which utilizes three components as the basis for allocation: 1) the gross book value of property, plant and equipment; 2) operating revenues; and 3) labor costs. This allocation method has been consistently applied for all periods presented. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of the shared costs, it is not practicable to estimate what the costs would have been had Gulf South operated on a stand-alone basis.

Amounts applicable to transportation and storage services with affiliates, including fuel costs, shown on Gulf South's Statements of Income are as follows (in millions):

	For the Three Months Ended March 31,
Affiliate:	2014	2013
Gulf Crossing:
Gas transportation revenue - affiliates	$19.1	$17.9
Texas Gas:
Gas transportation revenue - affiliates	0.7	0.7
Fuel and gas transportation expense - affiliates	3.0	3.1
Petal Gas Storage, LLC:
Fuel and gas transportation expense - affiliates	$—	$0.1

Note 8:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2014	2013
Cash paid during the period for:
Interest (net of amount capitalized)	$14.3	$15.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

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

Market Conditions

We provide natural gas transportation services to customers that are directly connected to our pipeline system and, through interconnects with third-party pipelines, to customers that are not directly connected to our system. Transportation rates that we can charge customers we serve through interconnects with third-party pipelines are heavily influenced by current and anticipated basis differentials. As a result of the new sources of supply and related pipeline infrastructure, basis differentials on our pipeline system have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our interruptible and firm transportation services.

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in our Annual Report on Form 10-K for the year ended December 31, 2013, in recent periods we have renewed many expiring contracts at lower rates and for shorter terms than in the past and any remaining available capacity generally has been marketed and sold at lower rates under firm or interruptible contracts, or in some cases not sold at all, which has materially adversely impacted our firm and interruptible transportation revenues. As a result, revenues from capacity reservation charges under firm transportation agreements for the three months ended March 31, 2014, were $1.4 million lower than they were for the comparable 2013 period. The extremely cold weather across the eastern United States in the first quarter 2014 positively impacted the revenues we earned from our interruptible transportation services, however, we expect the overall unfavorable trend to continue. Therefore, we may not be able to sell our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, all of which would continue to adversely impact our transportation revenues and net income and could impact us on a long-term basis.

     More recently, we have seen the value of our storage and PAL services adversely impacted by market factors, which have contributed to a narrowing of natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the price volatility of natural gas to decline significantly, reducing the rates we can charge for our storage and PAL services. Narrowing time period price spreads and fewer market participants will continue to cause demand for our storage and PAL services to decline.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Our net income for the three months ended March 31, 2014, increased $2.4 million, or 9%, to $30.2 million compared to $27.8 million for the three months ended March 31, 2013, as a result of the factors discussed below.

Operating revenues for the three months ended March 31, 2014, increased $2.9 million, or 2%, to $131.6 million, compared to $128.7 million for the three months ended March 31, 2013. The increase was primarily due to increased revenue from fuel of $6.9 million resulting mainly from higher natural gas prices and increased interruptible transportation services of $1.6 million due to the cold winter weather. These increases in revenue were partially offset by lower firm transportation revenues of $1.7 million due to the effects of market and contract renewal conditions and lower PAL and storage revenues of $3.4 million due to narrowing time period price spreads, both of which are discussed above in Market Conditions and Contract Renewals.

Operating costs and expenses for the three months ended March 31, 2014, increased $1.7 million, or 2%, to $92.0 million, compared to $90.3 million for the three months ended March 31, 2013. The increase in operating expenses was driven by an increase of fuel expense of $6.5 million, primarily due to an increase in natural gas prices. These increases were partially offset by $2.4 million of lower Operation and maintenance expense primarily due to lower major maintenance expense and $2.3 million of lower Administrative and general expense as a result of lower outside services and employee-related costs.

Total other deductions for the three months ended March 31, 2014 decreased by $1.2 million, or 11% to $9.4 million compared to $10.6 million for the 2013 period, driven by a reduction in interest expense due to increased capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2014 and 2013 were $11.3 million and $4.8 million. Growth capital expenditures were $31.5 million and $10.3 million for the three months ended March 31, 2014 and 2013. The 2014 growth capital expenditures primarily relate to the Southeast Market Expansion project discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. We expect our total capital expenditures to be approximately $59.1 million in 2014, including approximately $55.6 million for maintenance capital.

Revolving Credit Facility

As of March 31, 2014, we had no borrowings outstanding under our revolving credit facility, no letters of credit issued thereunder and had $200.0 million of available borrowing capacity under our revolving credit facility. Our sub-limit can be changed at our option as long as the aggregate lending commitments under the facility do not exceed $1.0 billion. As of March 31, 2014, we were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 5 in Item 1 of this report.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $9.5 million to $41.9 million for the three months ended March 31, 2014, compared to $32.4 million for the comparable 2013 period, primarily due to an increase in net income after adjusting for non-cash items and timing of cash flows associated with our receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $7.5 million to $39.6 million for the three months ended March 31, 2014, compared to $32.1 million for the comparable 2013 period. The increase was primarily driven by an increase in capital expenditures of $27.7 million and was partially offset by a decrease in cash loaned to Boardwalk Pipelines under the cash management program of $16.2 million.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2014, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$850.0	$275.0	$—	$275.0	$300.0
Interest on long-term debt	176.7	43.3	58.6	32.8	42.0
Capital commitments (2)	48.6	48.6	—	—	—
Total	$1,075.3	$366.9	$58.6	$307.8	$342.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2022. We currently do not have any borrowings outstanding under our revolving credit facility, which has a maturity date of April 27, 2017. The $275.0 million principal amount of Senior Notes due 2015 that are included in the column Less than 1 Year are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2014.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2014, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•
the successful negotiation, consummation and completion of contemplated transactions, projects and agreements, including obtaining all necessary regulatory approvals, or the timing, cost, scope and financial performance of our recent, current and future growth projects;

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and other changes in environmental legislations, the pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

•	our ability to access the debt markets on acceptable terms to refinance our outstanding indebtedness and to fund our capital needs;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 4 in Part 1 Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Gulf South Pipeline Company, LP

By: GS Pipeline Company, LLC its general partner
April 29, 2014	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer