Form 10-Q
period 2014-09-30
Gulf South Pipeline Company, LP
filed 2014-11-04
CIK 1559289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2014

GULF SOUTH PIPELINE COMPANY, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current Assets:
Cash	$0.4	$1.1
Receivables:
Trade, net	23.1	29.5
Affiliates	5.6	8.9
Other	7.1	7.0
Gas receivables:
Transportation	6.6	4.2
Transportation - affiliates	—	2.0
Advances to affiliates	—	192.6
Gas stored underground	0.3	0.3
Prepayments	6.8	4.6
Other current assets	1.2	2.0
Total current assets	51.1	252.2

Property, Plant and Equipment:
Natural gas transmission and other plant	3,415.5	3,342.5
Construction work in progress	287.1	109.6
Property, plant and equipment, gross	3,702.6	3,452.1
Less—accumulated depreciation and amortization	788.8	707.1
Property, plant and equipment, net	2,913.8	2,745.0

Other Assets:
Gas stored underground	11.1	2.3
Advances to affiliates	86.9	—
Other	4.9	5.5
Total other assets	102.9	7.8

Total Assets	$3,067.8	$3,005.0

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNER'S CAPITAL	September 30, 2014	December 31, 2013
Current Liabilities:
Payables:
Trade	$28.5	$26.4
Affiliates	1.2	2.5
Other	1.8	1.3
Gas Payables:
Transportation	3.8	5.5
Transportation - affiliates	7.4	6.8
Accrued taxes, other	29.6	19.3
Accrued interest	8.0	12.8
Accrued payroll and employee benefits	13.4	14.5
Construction retainage	13.9	3.6
Deferred income	1.1	7.6
Other current liabilities	11.7	10.4
Total current liabilities	120.4	110.7

Long–term debt	846.9	846.3

Other Liabilities and Deferred Credits:
Asset retirement obligation	13.0	17.8
Other	10.8	13.0
Total other liabilities and deferred credits	23.8	30.8

Commitments and Contingencies

Partner's Capital:
Partner's capital	2,081.8	2,022.7
Accumulated other comprehensive loss	(5.1)	(5.5)
Total partner's capital	2,076.7	2,017.2
Total Liabilities and Partner's Capital	$3,067.8	$3,005.0

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Transportation	$82.2	$80.8	$267.0	$260.2
Transportation - affiliates	19.3	19.1	58.8	56.9
Parking and lending	2.6	3.7	15.0	17.2
Storage	0.8	3.9	5.6	13.7
Other	0.1	3.0	5.2	5.1
Total operating revenues	105.0	110.5	351.6	353.1

Operating Costs and Expenses:
Fuel and transportation	13.6	11.8	51.3	42.8
Fuel and transportation - affiliates	3.5	3.2	9.7	9.5
Operation and maintenance	20.4	21.0	54.5	59.3
Administrative and general	13.6	12.5	36.5	38.8
Depreciation and amortization	28.7	27.3	83.3	82.4
Asset impairment	—	—	—	1.1
Net loss (gain) on sale of operating assets	0.1	(0.6)	(0.7)	(16.6)
Taxes other than income taxes	10.3	11.0	31.3	31.8
Total operating costs and expenses	90.2	86.2	265.9	249.1

Operating income	14.8	24.3	85.7	104.0

Other Deductions (Income):
Interest expense	9.1	10.7	28.5	32.5
Interest income - affiliates	(0.4)	(0.6)	(1.5)	(1.3)
Interest income	(0.1)	(0.1)	(0.4)	(0.4)
Total other deductions	8.6	10.0	26.6	30.8

Net Income	$6.2	$14.3	$59.1	$73.2

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6.2	$14.3	$59.1	$73.2
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	0.2	0.1	(0.2)	0.3
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.2	0.6	0.7
Total Comprehensive Income	$6.5	$14.6	$59.5	$74.2

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2014	2013
Net income	$59.1	$73.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	83.3	82.4
Amortization of deferred costs	0.7	0.7
Asset impairment	—	1.1
Net gain on sale of operating assets	(0.7)	(16.6)
Changes in operating assets and liabilities:
Trade and other receivables	6.4	(1.0)
Gas receivables and storage assets	(11.2)	10.9
Other assets	(1.4)	(3.6)
Affiliates, net	4.6	(1.3)
Trade and other payables	(3.7)	(12.3)
Gas payables	(6.9)	(4.5)
Accrued liabilities	5.3	8.7
Other liabilities	(6.3)	(8.2)
Net cash provided by operating activities	129.2	129.5
INVESTING ACTIVITIES:
Capital expenditures	(237.5)	(63.1)
Proceeds from sale of operating assets	1.0	25.1
Proceeds from insurance and other recoveries	0.9	1.4
Advances to affiliates	105.7	(92.7)
Net cash used in investing activities	(129.9)	(129.3)
(Decrease) increase in cash	(0.7)	0.2
Cash at beginning of period	1.1	0.1
Cash at end of period	$0.4	$0.3

The accompanying notes are an integral part of these condensed financial statements.

GULF SOUTH PIPELINE COMPANY, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL
(Millions)
(Unaudited)

	Partner's Capital	Accumulated Other Comp Loss	Total Partner's Capital
Balance January 1, 2013	$1,934.5	$(6.4)	$1,928.1
Add (deduct):
Net income	73.2	—	73.2
Other comprehensive income	—	1.0	1.0
Balance September 30, 2013	$2,007.7	$(5.4)	$2,002.3

Balance January 1, 2014	$2,022.7	$(5.5)	$2,017.2
Add (deduct):
Net income	59.1	—	59.1
Other comprehensive loss	—	0.4	0.4
Balance September 30, 2014	$2,081.8	$(5.1)	$2,076.7

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

The accompanying unaudited condensed financial statements of Gulf South were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2014, and December 31, 2013, and the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and changes in cash flows and changes in partner's capital for the nine months ended September 30, 2014 and 2013. Reference is made to the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report), which should be read in conjunction with these unaudited condensed financial statements. The accounting policies described in Note 2 to the Financial Statements included in the 2013 Annual Report are the same used in preparing the accompanying unaudited condensed financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

In May 2014, Gulf South filed with the Federal Energy Regulatory Commission (FERC) an application to merge Petal Gas Storage, LLC (Petal), a wholly-owned subsidiary of Boardwalk Pipelines, into its operations effective January 1, 2015. If the application is approved by the FERC, the merger would be accounted for as a transaction between entities under common control and would require retrospective application.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South provides storage services whereby it stores gas on behalf of customers and also periodically holds customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by Gulf South in providing these services, Gulf South does not record the related gas on its balance sheet.

Gulf South also periodically lends gas to customers under PAL services. As of September 30, 2014, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL services was approximately 1.7 trillion British thermal units (TBtu). Assuming an average market price during September 2014 of $3.87 per million British thermal unit, the market value of that gas was approximately $6.6 million. As of December 31, 2013, the amount of gas owed to Gulf South due to gas imbalances and gas loaned under PAL agreements was approximately 2.9 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to Gulf South, it could have a material adverse effect on Gulf South's financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Gulf South's assets and liabilities that were recorded at fair value on a recurring basis at September 30, 2014, and December 31, 2013, were related to its derivatives. There were no assets or liabilities recorded at fair value on a non-recurring basis at September 30, 2014.

Derivatives

Gulf South uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. The derivatives qualify for cash flow hedge accounting and are generally designated as such. Gulf South's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The fair value of derivatives designated as cash flow hedges existing as of September 30, 2014, and December 31, 2013, recorded in Other Current Liabilities in the Condensed Balance Sheets were less than $0.1 million and $0.3 million. The fair value of derivatives designated as cash flow hedges existing as of December 31, 2013, included in Other Current Assets on the Condensed Balance Sheets was $0.5 million. In addition, Gulf South had $0.1 million of derivatives recorded in Other Current Assets and Other Current Liabilities that were not designated as cash flow hedges at September 30, 2014.

Gulf South's Accumulated other comprehensive loss (AOCI) as of September 30, 2014, and December 31, 2013, was $5.1 million and $5.5 million and related to losses on cash flow hedges. Gulf South estimates that approximately $0.6 million of net losses reported in AOCI as of September 30, 2014, are expected to be reclassified into earnings within the next twelve months and primarily relates to previously settled Treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

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

Long-Term Debt: The estimated fair value of Gulf South's publicly-traded debt is based on quoted market prices at September 30, 2014, and December 31, 2013. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2014, and December 31, 2013.

The carrying amount and estimated fair values of Gulf South's financial assets and liabilities which are not recorded at fair value on the Condensed Balance Sheets as of September 30, 2014, and December 31, 2013, were as follows (in millions):

As of September 30, 2014		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash	$0.4	$0.4	$—	$—	$0.4
Advances to affiliates - noncurrent	$86.9	$—	$86.9	$—	$86.9

Financial Liabilities
Long-term debt	$846.9	$—	$887.6	$—	$887.6

As of December 31, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash	$1.1	$1.1	$—	$—	$1.1
Advances to affiliates - current	$192.6	$—	$192.6	$—	$192.6

Financial Liabilities
Long-term debt	$846.3	$—	$889.7	$—	$889.7

Note 4: Property, Plant and Equipment (PPE)

Gas Sales

In the second quarter 2013, Gulf South recognized a gain of $17.0 million from the sale of approximately 5.0 Bcf of natural gas stored underground that was sold as a result of a strategy to provide capacity for additional storage and parks of customer gas under PAL services.

Asset Impairments and Dispositions

Gulf South had no asset impairment charges for the three and nine months ended September 30, 2014, or for the three months ended September 30, 2013. For the nine months ended September 30, 2013, Gulf South recognized asset impairment charges of $1.1 million which resulted from an increase in an estimate of an existing asset retirement obligation related to a retired asset.

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

Southeast Louisiana Flood Protection Litigation

                On August 13, 2013, Gulf South and Boardwalk Pipeline Partners, along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the United States District Court for the Eastern District of New Orleans. The plaintiff has moved for remand back to state court, but the Court denied the remand and the case will remain in Federal Court. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract, and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and re-vegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization, and ridge restoration.

The outcome of the Southeast Louisiana Flood Protection Litigation case cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, this case will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

Gulf South is subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2014, and December 31, 2013, Gulf South had an accrued liability of approximately $5.0 million and $5.3 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next eight years. As of September 30, 2014, and December 31, 2013, approximately $1.2 million was recorded in Other current liabilities and approximately $3.8 million and $4.1 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

Gulf South’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2014, were approximately $46.3 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to Gulf South’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to Gulf South’s 2013 Annual Report.

Note 6:  Financing

Notes

As of September 30, 2014, and December 31, 2013, Gulf South had notes outstanding of $850.0 million with a weighted-average interest rate of 5.33%, including $275.0 million of notes which mature on February 1, 2015. The notes which mature in 2015 were included in long-term debt on Gulf South’s balance sheet because Gulf South expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes have restrictive covenants which provide that, with certain exceptions, Gulf South may not create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2014, Gulf South was in compliance with its debt covenants.

Revolving Credit Facility

Boardwalk Pipelines has a revolving credit facility which has aggregate lending commitments of $1.0 billion, and for which Gulf South is a borrower subject to a sub-limit of $200.0 million. Gulf South’s sub-limit can be changed at Gulf South’s option as long as the aggregate lending commitments under the facility do not exceed $1.0 billion. There were no outstanding borrowings under Gulf South’s revolving credit facility as of September 30, 2014, and December 31, 2013. As of November 3, 2014, Gulf South had an available borrowing capacity of $200.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require Boardwalk Pipelines and its subsidiaries, including Gulf South, to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. Boardwalk Pipelines and its subsidiaries, including Gulf South, were in compliance with all covenant requirements under the credit facility as of September 30, 2014.

Note 7:  Employee Benefits

Defined Contribution Plans

Gulf South's employees are provided retirement benefits under a defined contribution money purchase plan and 401(k) plan. Costs related to the defined contribution plans were $1.3 million and $1.2 million for the three months ended September 30, 2014 and 2013 and were $3.8 million and $3.6 million for the nine months ended September 30, 2014 and 2013.

Note 8:  Related Party Transactions

Gulf South makes advances to or receives advances from Boardwalk Pipelines under a cash management program. At September 30, 2014, and December 31, 2013, advances due to Gulf South from Boardwalk Pipelines totaled $86.9 million and $192.6 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is compounded monthly based on LIBOR plus one percent and is adjusted quarterly.

Boardwalk Pipelines provides certain management and other services to Gulf South,which are recorded in administrative and general expenses. Boardwalk Pipelines charged Gulf South $1.7 million for the three months ended September 30, 2014 and 2013 and charged Gulf South $5.8 million and $5.5 million for the nine months ended September 30, 2014 and 2013. These costs were based on actual costs incurred and allocated to Gulf South based on the modified Massachusetts formula, which utilizes three components as the basis for allocation: 1) the gross book value of property, plant and equipment; 2) operating revenues; and 3) labor costs. This allocation method has been consistently applied for all periods presented. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of the shared costs, it is not practicable to estimate what the costs would have been had Gulf South operated on a stand-alone basis.

Amounts applicable to transportation and storage services with affiliates, including fuel costs, shown on Gulf South's Statements of Income are as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Affiliate:	2014	2013	2014	2013
Gulf Crossing:
Transportation revenue - affiliates	$18.6	$18.3	$56.7	$54.7
Texas Gas:
Transportation revenue - affiliates	$0.7	$0.8	$2.1	$2.2
Fuel and transportation expense - affiliates	$3.1	$3.2	$9.2	$9.4
Petal Gas Storage, LLC:
Fuel and transportation expense - affiliates	$0.4	$—	$0.5	$0.1

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

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Cash paid during the period for:
Interest (net of amount capitalized)	$31.0	$35.9

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

Market Conditions

Transportation rates we are able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (LNG) export facilities. As a result of changes in longer-term trends such as the development of gas production from the Marcellus and Utica areas located in the Northeastern United States and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on our pipeline system (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services. These conditions have and we expect will continue to materially adversely affect our revenues and earnings before interest, taxes, depreciation and amortization (EBITDA).

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in our 2013 Annual Report, in recent periods we have generally seen the renewal of expiring contracts at lower rates and for shorter terms than in the past which has materially adversely impacted our firm and interruptible transportation revenues. Capacity not renewed and available for sale on a short-term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short-term firm or interruptible contracts, or in some cases not sold at all. Rates for short-term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter-term conditions such as current and forecasted weather. For a discussion of additional risks associated with our revenues, please see Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K - We may not be able to replace expiring gas transportation and storage contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of our transportation services and narrowing of price spreads between time periods and reduced volatility which adversely affect our storage services.

We are beginning to experience an increase in demand to transport gas from north to south instead of south to north as we have traditionally experienced. This demand is being driven by increases in gas production from primarily the Marcellus and Utica areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth projects for us that require significant capital expenditures, among other things, to make parts of our system bi-directional, and in many instances, will utilize pipeline capacity that has been turned back to us by customers that have not renewed expiring contracts. As discussed under Growth Projects, these projects have lengthy planning and construction periods and as a result will not contribute to our earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to customer, board or regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we are not aware of at this time.
The value of our storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), the price volatility of natural gas and other factors. Our storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread), while our lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that gas prices are projected to be higher in the near-term than in the future). We have seen the value of our storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. The narrowing of spreads has reduced the rates we can charge and the capacity we can sell under our storage and PAL services. Although during the first half 2014, the futures market was significantly backwardated partly reflecting the harsh weather conditions in late 2013 and early 2014, and we earned revenues from lending gas to customers under our PAL services, the favorable price spreads have since lessened. Storage market fundamentals can be volatile in a relative short period of time. Based on the current narrowing of time period price spreads and fewer market participants we are currently experiencing weakened demand for our storage and PAL services.

Rate Case

In October 2014, we filed a rate case (RP15-65) with the Federal Energy Regulatory Commission (FERC), in which we are requesting a change in our tariff rates among other things. The new tariff rates are expected to become effective May 1, 2015, subject to refund. Since the rate case is in the initial stages, the ultimate outcome and impacts on our operating revenues and EBITDA for 2015 and beyond cannot be predicted at this time.

Petal Gas Storage, LLC (Petal) Merger

In May 2014, we filed with the FERC an application to merge Petal, a wholly-owned subsidiary of Boardwalk Pipelines, into our operations effective January 1, 2015. Petal owns and operates eight high deliverability salt dome natural gas storage caverns in Forrest County, Mississippi, having approximately 46.0 Bcf of total storage capacity, of which approximately 29.0 Bcf is working gas capacity. Petal also operates approximately 100 miles of pipeline which connects its facilities with several major natural gas pipelines and owns undeveloped land which is suitable for up to five additional storage caverns.

Growth Projects

We are currently engaged in several growth projects, which are discussed below. The financing of the expenditures to be made in 2014 is discussed in Liquidity and Capital Resources. We expect the estimated total costs of these projects to be as follows (in millions):

	Estimated Total Cost	Cash Invested Through September 30, 2014
Southeast Market Expansion	$300.0	$241.6
Coastal Bend Header	720.0	0.3
Total	$1,020.0	$241.9

Southeast Market Expansion: Our Southeast Market Expansion project was placed in service in October 2014. The project consists of a new interconnection between us and our affiliate, Petal, adding additional compression facilities to our system and constructing approximately 70 miles of new 24-inch and 30-inch pipeline in southeastern Mississippi. The project has added approximately 0.5 Bcf per day of peak-day transmission capacity to our system from multiple locations in Texas and Louisiana to Mississippi, Alabama and Florida and is fully contracted with a weighted-average contract life of approximately 10 years.

Coastal Bend Header Project: In the third quarter 2014, we executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf per day of natural gas to serve a planned liquefaction terminal in Freeport, Texas. The project will consist of an approximately 65-mile pipeline supply header to serve the terminal as well as expansion and modifications to our existing pipeline facilities that will provide access to additional supply sources. This project, which is subject to FERC and customer final board approvals, is expected to be placed into service in 2018.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Our net income for the nine months ended September 30, 2014, decreased $14.1 million, or 19%, to $59.1 million compared to $73.2 million for the nine months ended September 30, 2013, as a result of the factors discussed below.

Operating revenues for the nine months ended September 30, 2014, decreased $1.5 million to $351.6 million, compared to $353.1 million for the nine months ended September 30, 2013. The decrease was primarily due to $10.3 million lower storage and PAL revenues as a result of the effects of unfavorable market conditions on time period price spreads. The decrease was offset by an $8.8 million increase in transportation and other revenues generally due to growth projects which were recently placed into service and fuel from higher natural gas prices, partially offset by lower firm transportation revenues due to the effects of market and contract renewal conditions discussed above in Market Conditions.

Operating costs and expenses for the nine months ended September 30, 2014, increased $16.8 million, or 7%, to $265.9 million, compared to $249.1 million for the nine months ended September 30, 2013. The increase in operating expenses was driven by an increase of fuel expense of $8.7 million, primarily due to an increase in natural gas prices. The increase was partially offset by $4.8 million of lower Operation and maintenance expense primarily due to a legal settlement and lower major maintenance expense and $2.3 million of lower Administrative and general expense as a result of a legal settlement and lower outside services. The 2013 period was favorably impacted by $17.0 million from gains on the sale of storage gas.

Total other deductions for the nine months ended September 30, 2014, decreased by $4.2 million, or 14% to $26.6 million compared to $30.8 million for the 2013 period, driven by a reduction in interest expense from increased capitalized interest as a result of increased capital project spending.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and advances from affiliates. We use funds from our operations to fund our operating activities and maintenance capital requirements, service our indebtedness and make advances or distributions to Boardwalk Pipelines. We participate in a cash management program with our affiliates to the extent we are permitted under FERC regulations. Under the cash management program, depending on whether we have short-term cash surpluses or cash requirements, Boardwalk Pipelines either provides cash to us or we provide cash to Boardwalk Pipelines, which can result in cash advances that are represented as demand notes. Advances are stated at historical carrying amounts. Interest income and expense are recognized on an accrual basis when collection is reasonably assured. The interest rate on intercompany demand notes is the London Interbank Offered Rate (LIBOR) plus one percent and is adjusted every three months. We have no guarantees of debt or other similar commitments to unaffiliated parties. We anticipate that our existing capital resources, ability to obtain financing and cash flow generated from future operations will enable us to maintain our current level of operations and planned operations, including capital expenditures. As of September 30, 2014, we have $275.0 million of debt maturing in the next twelve months. We expect to refinance this debt prior to maturity.

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2014 and 2013 were $33.6 million and $21.4 million. Our maintenance capital spending increased in 2014 from the comparable period in 2013 due to increased integrity management spending. Growth capital expenditures were $189.2 million and $41.7 million for the nine months ended September 30, 2014 and 2013. The 2014 growth capital expenditures primarily relate to the Southeast Market Expansion project. In the third quarter 2014, we purchased $14.7 million of natural gas to be used as base gas for our transmission system. We expect our total capital expenditures to be approximately $275.0 million in 2014, including approximately $55.0 million for maintenance capital.

Revolving Credit Facility

As of September 30, 2014, we had no borrowings outstanding under our revolving credit facility, no letters of credit issued thereunder and had $200.0 million of available borrowing capacity under our revolving credit facility. Our sub-limit can be changed at our option as long as the aggregate lending commitments under the facility do not exceed $1.0 billion. As of September 30, 2014, we were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 6 in Item 1 of this report.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $0.3 million to $129.2 million for the nine months ended September 30, 2014, compared to $129.5 million for the comparable 2013 period, primarily due to an increase in net income, after adjusting for non-cash items and the 2013 gain on the sale of storage gas, and timing of cash flows associated with receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $0.6 million to $129.9 million for the nine months ended September 30, 2014, compared to $129.3 million for the comparable 2013 period. The increase was primarily driven by an increase in capital expenditures of $174.4 million and a decrease in proceeds received from the sale of operating assets of $24.1 million, mainly related to the 2013 sale of storage gas, partially offset by a decrease in cash loaned to Boardwalk Pipelines under the cash management program of $198.4 million due to increased capital spending.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of September 30, 2014, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$850.0	$275.0	$275.0	$—	$300.0
Interest on long-term debt	155.0	36.3	58.7	24.0	36.0
Capital commitments (2)	46.3	46.3	—	—	—
Total	$1,051.3	$357.6	$333.7	$24.0	$336.0

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

(2)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2014.

Off-Balance Sheet Arrangements

At September 30, 2014, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

•
the impact of FERC’s rate-making policies and actions on the services we offer and the rates we are proposing to charge and our ability to recover the full cost of operating our pipeline, including earning a reasonable return on equity;

•
the successful negotiation, consummation and completion of contemplated transactions, projects and agreements, including obtaining all necessary regulatory and customer approvals, or the timing, cost, scope and financial performance of our recent, current and future growth projects;

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas and methane legislation and other changes in environmental legislations, the pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Gulf South Pipeline Company, LP

By: GS Pipeline Company, LLC its general partner
November 3, 2014	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer